Form 10-Q
period 1997-06-30
PETSEC ENERGY INC
filed 1997-08-14
CIK 1041895

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q*
(Mark One)


[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997*

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF SECURITIES EXCHANGE ACT OF 1934
                           For the transition period
                from                     to
                     -------------------    -------------------------
                       Commission file number 333-31625*

                               PETSEC ENERGY INC.
            (Exact name of Registrant as specified in its charter)*

             NEVADA                                             84-1157209
   (State or other jurisdiction                              (I.R.S. Employer
   incorporation or organization)                           Identification No.)

   143 RIDGEWAY DRIVE, SUITE 113
        LAFAYETTE, LOUISIANA                                      70503
(Address of principal executive offices)                        (Zip Code)

                                 (318) 989-1942
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             YES   [   ]       NO  [   ]    NOT APPLICABLE   [ X ]*

*This report is being voluntarily filed with the Securities and Exchange Commission (the "Commission") pursuant to the Registrant's contractual obligations to file with the Commission the annual report, quarterly reports and other documents that the Company would be required to file if it were subject to Section 13 or 15 of the Securities Exchange Act of 1934. The Registrant is not required to file report pursuant to Section 13 or 15 (d) of this Securities Exchange Act of 1934. The Commission file number refers to the Company's Form S-4 Registration Statement filed pursuant to the Securities Act of 1933, which Registration Statement has not yet become effective.

                               PETSEC ENERGY INC.

                               INDEX TO FORM 10-Q

                                                                                         Page
                                                                                         ----
PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements ......................................................     3
             Balance Sheets ..........................................................     3
             Statements of Operations ................................................     4
             Statements of Cash Flows ................................................     5
             Notes to Financial Statements ...........................................     6

Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations ....................................................  7-12


PART II.   OTHER INFORMATION

Item 5.    Other Information .........................................................    13


Item 6.    Exhibits and Reports on Form 8-K ..........................................    14


SIGNATURES ...........................................................................    15

                               PETSEC ENERGY INC.

                                 BALANCE SHEETS
                                  (UNAUDITED)
                  (Dollars in thousands, except share amounts)

                                     ASSETS
                                     ------
                                                                JUNE 30,          DECEMBER 31,
                                                                  1997               1996
                                                             -------------      --------------
Current Assets:
   Cash                                                      $      38,769      $         342
   Accounts receivable                                              11,191             11,855
   Other receivables                                                    96                101
   Inventories of crude oil                                             41                 45
   Prepaid expenses                                                    632                168
                                                             -------------      -------------
          Total Current Assets                                      50,729             12,511
                                                             -------------      -------------
Property, plant and equipment - at cost under the successful efforts method of accounting for oil and gas properties
   Proved oil and gas properties                                   175,549            131,933
   Unproved oil and gas properties                                  22,623              7,276
   Production facilities                                            50,789             38,049
   Other                                                             1,307              1,040
                                                             -------------      -------------
                                                                   250,268            178,298

   Less accumulated depletion, depreciation and amortization       (73,498)           (44,664)
                                                             -------------      -------------
   Net property, plant and equipment                               176,770            133,634
                                                             -------------      -------------
Other Assets                                                         2,908                  -
                                                             -------------      -------------
          Total Assets                                       $     230,407      $     146,145
                                                             =============      =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current Liabilities:
   Trade accounts payable                                           20,672             18,364
   Interest payable                                                    590                202
   Other accrued liabilities                                         7,161              6,003
                                                             -------------      -------------
          Total Current Liabilities                                 28,423             24,569

Senior subordinated notes                                           99,618                  -
Bank credit facility                                                     -             37,000
Subordinated shareholder loan                                       39,453             57,954
Provision for dismantlement                                          2,317              1,738
Deferred income taxes                                               14,982              9,848
                                                             -------------      -------------
          Total Liabilities                                        184,793            131,109
                                                             -------------      -------------
Shareholders' Equity:
   Common stock, $1 par value.  Authorized
       1,000,000 shares;  Issued and outstanding 1 share                 -                  -
   Additional paid in capital                                       20,494                482
   Retained earnings                                                25,120             14,554
                                                             -------------      -------------
          Total Shareholders' Equity                                45,614             15,036
                                                             -------------      -------------
          Total Liabilities and Shareholders' Equity         $     230,407      $     146,145
                                                             =============      =============


                See accompanying notes to financial statements.

                               PETSEC ENERGY INC.

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (UNAUDITED)
                             (Dollars in thousands)

                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          -----------------------       ------------------------
                                                                 JUNE 30,                      JUNE 30,
                                                          -----------------------       ------------------------
                                                             1997         1996             1997           1996
                                                          ----------   ----------       ----------   -----------
Revenue:
   Oil and gas sales                                      $   28,381   $   15,771       $   59,302   $    29,506
                                                          ----------   ----------       ----------   -----------
Operating Expenses:
   Lease operating expenses                                    2,294        1,227            4,375         2,608
   Production taxes                                              177          149              388           274
   Exploration expenditures including dry hole costs           3,395          893            4,688         1,812
   General and administrative                                  1,202        1,570            2,606         2,800
   Stock compensation                                            209            -              418             -
   Depletion, depreciation and amortization                   15,330        7,780           29,425        14,210
                                                          ----------   ----------       ----------   -----------
Total operating expenses:                                     22,607       11,619           41,900        21,704
                                                          ----------   ----------       ----------   -----------
Income from operations                                         5,774        4,152           17,402         7,802
                                                          ----------   ----------       ----------   -----------
Other income (expenses):
   Interest expense                                           (1,372)      (1,183)          (2,099)       (1,870)
   Interest income                                               149           16              203            34
   Foreign exchange gain                                         191            -              191             -
   Other                                                           3            2                3             2
                                                          ----------   ----------       ----------   -----------
                                                              (1,029)      (1,165)          (1,702)       (1,834)
                                                          ----------   ----------       ----------   -----------
Income before income taxes                                     4,745        2,987           15,700         5,968

Income tax expense                                             1,709        1,118            5,134         2,788
                                                          ----------   ----------       ----------   -----------
Net income                                                     3,036        1,869           10,566         3,180

Retained earnings at beginning of period                      22,084        6,941           14,554         5,630
                                                          ----------   ----------       ----------   -----------

Retained earnings at end of period                        $   25,120   $    8,810       $   25,120   $     8,810
                                                          ==========   ==========       ==========   ===========





                See accompanying notes to financial statements.

                               PETSEC ENERGY INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in thousands)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                         ----------------------------
                                                             1997             1996
                                                         -----------        ---------
Cash flows from operating activities:
Net income                                               $    10,566        $   3,180
Adjustments to reconcile income to net
   cash provided by operating activities:
   Depletion, depreciation and amortization                   29,425           14,210
   Deferred income taxes                                       5,134            2,788
   Dry hole costs and abandonments                             2,272                2
   Stock compensation expense                                    418                -
   Unrealized foreign exchange gain                             (191)               -
   Changes in operating assets and liabilities:
      Decrease in receivables                                    664              859
      Decrease in inventories                                      4               47
      Increase  in prepayments                                  (464)            (295)
      Decrease (increase) in other receivables                     5             (312)
      Decrease in other assets                                     -              436
      Increase (decrease) in trade accounts payable            2,308           (2,900)
      Increase in other accrued liabilities                    1,158              280
      Increase (decrease) in interest payable                    388              (13)
                                                         -----------        ---------
          Net cash provided by operating activities           51,687           18,282
                                                         -----------        ---------
Cash flows from investing activities:
   Lease acquisitions                                         (5,510)          (6,350)
   Exploration and development expenditures                  (68,465)         (31,063)
   Other asset additions                                        (267)            (336)
                                                         -----------        ---------
          Net cash used in investing activities              (74,242)         (37,749)
                                                         -----------        ---------
Cash flows from financing activities:
   Proceeds from senior subordinated notes                    96,697                -
   Proceeds from bank credit facility                         21,000           56,540
   Repayment of bank credit facility                         (58,000)         (36,890)
   Proceeds from shareholder loans                             1,500                -
   Repayment of shareholder loans                               (215)               -
                                                         -----------        ---------

          Net cash provided by financing activities           60,982           19,650
                                                         -----------        ---------
Net increase in cash                                          38,427              183

Cash at beginning of period                                      342            1,418
                                                         -----------        ---------

                                                         $    38,769        $   1,601
                                                         ===========        =========





                 See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -   Basis of Presentation

           The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the current period's presentations.

           The interim financial information has been prepared without audit. The results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year.


NOTE 2 -   Litigation

           The Company is involved in certain lawsuits arising in the ordinary course of business. While the outcome of any of these lawsuits cannot be predicted with certainty, management expects these matters to have no material adverse effect on the financial position, results of operations or liquidity of the company.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         The following discussion is intended to assist in the understanding of Petsec Energy Inc.'s (the "Company's") historical financial position and results of operations for the three month and six month periods ended June 30, 1996 and 1997. The Company's unaudited financial statements and notes thereto should be referred to in conjunction with the following discussion.

OVERVIEW

         The Company is the principal operating subsidiary of Petsec Energy Ltd, (the "Parent") an Australian public company with American Depositary Shares listed on the Nasdaq National Market System (symbol: PSALY). The Company was incorporated in March 1990 to evaluate oil and gas exploration opportunities in the United States. In 1990, the Company participated in an oil discovery in the Paradox Basin in Colorado. In addition the Company acquired oil and gas lease interests in northern California. The Company also established an office in Lafayette, Louisiana, hired several former employees of Tenneco Oil Company and acquired leases in the Gulf of Mexico, offshore Louisiana. The Company subsequently made a strategic decision to focus its efforts entirely in the Gulf of Mexico and disposed of its interests in the Paradox Basin in January 1995.

         The Company markets its oil through spot price contracts and typically receives a premium above the price posted. Gas production is sold under contracts which generally reflect spot market conditions in the central Gulf of Mexico. The Company has historically entered into crude oil and natural gas price swaps to reduce its exposure to price fluctuations. The results of operations described herein reflect any hedging transactions undertaken.

         The Company follows the successful efforts method of accounting. Under this method, lease acquisition costs, costs to drill and complete exploration wells in which proven reserves are discovered and costs to drill and complete development wells are capitalized. Seismic, geological and geophysical, and delay rental expenditures are expensed as incurred.

         The Company is allocated stock compensation expense in respect to options in the Parent which are granted to the Company's employees and certain consultants. In 1996, the Parent adopted SFAS No. 123, Accounting for Stock-Based Compensation under which it recognizes as expense over the vesting period the fair value of all stock-based awards on the date of grant.

         The Company reimburses the Parent for direct expenses incurred in connection with its operations. In addition, the Company has received subordinated loans from the Parent to finance its operations. See "---Liquidity and Capital Resources."

         The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas, which are in turn dependent upon numerous factors that are beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. A substantial or extended decline in oil and gas prices could have a material adverse effect on the Company's financial position, results of operations and access to capital, as well as the quantities of oil and gas reserves that may be economically produced.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company.

                                              THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   JUNE 30                       JUNE 30
                                              ------------------            ----------------
                                               1997       1996               1997      1996
                                               ----       ----               ----      ----
NET PRODUCTION:
  Oil (Mbbls)                                    802        544             1,549       1,005
  Gas (Mmcf)                                   6,216      2,793            12,084       5,648
  Total (Mmcfe)                               11,028      6,057            21,378      11,678
NET SALES DATA (IN THOUSANDS):
  Oil                                        $15,319    $10,625           $31,310     $19,066
  Gas                                        $13,062    $ 5,146           $27,992     $10,440
  Total                                      $28,381    $15,771           $59,302     $29,506
AVERAGE SALES PRICE (1):
  Oil (per Bbl)                               $19.10    $ 19.53           $ 20.21     $ 18.97
  Gas (per Mcf)                                $2.10    $  1.84           $  2.32     $  1.85
  Total (per Mcfe)                             $2.57    $  2.60           $  2.77     $  2.53
AVERAGE COSTS (PER MCFE):
  Lease operating expenses                     $0.22    $  0.23           $  0.22     $  0.25
  Depletion, depreciation, and                 $1.39    $  1.28           $  1.38     $  1.22
   amortization
  General and administrative expenses          $0.11    $  0.26           $  0.12     $  0.24

(1)  Includes effects of hedging activities


         GENERAL. The Company drilled six exploration wells during the three month period ended June 30, 1997. Four wells discovered oil and gas, one well was suspended pending evaluation of future sidetrack options and one well was plugged and abandoned.

         During the six months to June 30, 1997, the Company has drilled 11 wells, of which nine were oil and gas discoveries, one is suspended and one plugged and abandoned.

         OIL AND GAS REVENUES. Oil and gas revenues for the three months ended June 30, 1997 were $28.4 million, an increase of $12.6 million, or 80% above $15.8 million for the comparable period in 1996. A 47% increase in oil production and a 2% decrease in oil prices combined to account for $4.7 million of the increase. A 123% increase in gas production and a 14% increase in gas prices accounted for the remaining $7.9 million of the increase.

          Oil and gas revenues for the six month period to June 1996 were $59.3 million, an increase of $29.8 million, or 101% above $29.5 million for the comparable period in 1996. Oil and gas production in the first half of 1997 increased 54% and 114% respectively over the comparable 1996 period. The average realized prices of oil and gas increased by 7% and 25% respectively.

         The increased oil production follows the successful drilling and development of the Ship Shoal 194 field and the Ship Shoal 193 B-1 well, while the increased gas production stems from successful drilling at the Main Pass 6/7 and 91, and West Cameron 543/544 fields.

         For the three months ended June 30, 1997, the average realized gas price was $2.10 per Mcf, or 1% below the $2.13 per Mcf average gas price that would otherwise have been received if no hedging had taken place. Over the same period, the average realized oil price was $19.10 per Bbl, or 4% above the $18.45 per Bbl average oil price that would otherwise have been received if no hedging had taken place. Hedging activities resulted in a $0.3 million increase in oil and gas revenues. For the comparable period in 1996 the average realized gas price was $1.84 per Mcf, or 25% below the $2.45 per Mcf average gas price that would otherwise have been received if no hedging had taken place. In the same period the average realized oil price was $19.53, or 4% below the $20.36 per Bbl average oil price that would otherwise been received if no hedging had taken place. Hedging activities resulted in a $2.2 million decrease in oil and gas revenues for the three month period ended June 30, 1996.

         In the six month period to June 30, 1997 the average realized gas price was $2.32 per Mcf, or 6% below the $2.46 per Mcf average gas price that would otherwise have been received if no hedging had taken place. Over the same period, the average realized oil price was $20.21 per Bbl, or 2% above the $19.88 per Bbl average oil price that would otherwise have been received if no hedging had taken place. Hedging activities resulted in a $1.2 million decrease in oil and gas revenues. In the six month period to June 30, 1996, the average realized gas price was $1.85 per Mcf, or 28% below the $2.57 per Mcf average gas price that would otherwise have been received if no hedging taken place. Over the same period the average realized oil price was $18.97 per Bbl, or 4% below the $19.68 per Bbl average oil price that would otherwise have been received if no hedging had taken place. Hedging activities resulted in a $4.8 million decrease in oil and gas revenues for the six month period to June 30, 1996.

         LEASE OPERATING EXPENSES. Lease operating expenses increased $1.1 million, or 80% to $2.5 million for the three months ended June 30, 1997, from $1.4 million for the three months ended June 30, 1996. The increase is attributable to increased production. Lease operating expenses per Mcfe decreased from $0.23 for the comparable period in 1996 to $0.22 for the three months ended June 30, 1997.

         Lease operating expenses for the six month period to June 1997 were $4.8 million, an increase of 65% over the corresponding period in 1996. The
increase is attributable to increased production.   Lease operating expenses
per Mcfe decreased from $0.25 for the comparable period in 1996 to $0.22 for the first half of 1997.

         The decrease in unit rates in both periods continues the trend of previous years reflecting economies of scale from higher rates of production.

         DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). DD&A expense increased $7.5 million, or 96%, to $15.3 million for the three months ended June 30, 1997, from $7.8 million for the same period in 1996. Production increases accounted for $6.4 million of the increase while an increase in the unit rate from $1.28 to $1.39 per Mcfe accounted for the balance.

         DD&A expense for the six month period to June 1997 increased to $29.4 million from $14.2 million, for the corresponding period in 1996. The depletion rate per unit of $1.38 per Mcfe for the six month period to June 1997 increased from $1.22 per Mcfe for the corresponding period in 1996.

         The increase in the unit rate in both periods was due to increased capital expenditures from the Company's exploration and development activities coupled with increased costs of drilling goods and services, platform and facilities construction and transportation services in the industry.

         EXPLORATION EXPENDITURES INCLUDING DRY HOLE COSTS. During the three month period ended June 30, 1997, $2.3 million was expensed as dry hole cost for the West Cameron 480 #1 well. There were no dry hole costs in the 1996 period. Seismic, geological and geophysical expenditures of $1.1 million were expensed during the three month period ended June 30, 1997, an increase of $0.2 million over the comparable period in 1996. Exploration expenditures for the six months to June 30, 1997 totaled $2.4 million an increase of $0.6 million for the comparable period in 1996.

          GENERAL, ADMINISTRATIVE AND STOCK COMPENSATION EXPENSE. General, administrative and stock compensation expense decreased $0.2 million, or 13%, to $1.4 million for the three months ended June 30, 1997 from $1.6 million for the comparable period in 1996. For the six month period to June 30, 1997, the expense increased $0.2 million to $3.0 million from $2.8 million for the comparable period in 1996. On a per mcfe basis the rate decreased dramatically from $0.26/mcfe and $0.24/mcfe for the three and six month periods ended June 30, 1996 to $0.11/mcfe and $0.12/mcfe for the respective periods in 1997.

         NET INCOME. As a result of the conditions discussed above, net income for the three months ended June 30, 1997 was $3.0 million, an increase of $1.1 million, or 58% over the earnings of $1.9 million for the three months ended
June 30, 1996.   Net income for the six months ended June 30, 1997 was $10.6 million, an increase of $7.4 million, or 231% over the earnings of $3.2 million for the comparable period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

         The following table represents cash flow data for the Company for the periods indicated.

                                                              Six Months Ended
                                                                  June 30,
                                                               (in Thousands)
                                                           1997             1996
                                                           ----             ----
Cash flow data:
     Net cash provided by operating activities           $51,687           $18,282
     Net cash used in investing activities                74,242            37,749
     Net cash provided by financing activities            60,982            19,650

         The fluctuation in cash provided by operating activities from 1996 to 1997 was primarily due to increased oil and gas production coupled with higher prices for both commodities.

         The increase in cash used in investing activities in 1997 over 1996 was due to expenditures on exploration and development.

         The cash provided by financing activities in 1996 consisted of borrowings under the bank credit facility. The cash provided by financing activities in 1997 consisted primarily of proceeds from a Senior Subordinated
Note issue.

         Since 1990 the Company has financed its working capital needs, operations and growth primarily with advances from the Parent, cash flow from operations and bank borrowings.

         Petsec Energy Ltd made an initial cash investment of $11.4 million in the Company and, subsequently, increased this investment with advances of $18.5 million from an Australian offering of Ordinary Shares in September 1995 and $31.0 million out of net proceeds from a U.S. offering of ADSs in July 1996.

         Funds advanced by the Parent have historically been provided in the form of subordinated loans. These loans are subordinated to the bank credit facility and Senior Subordinated Notes. Effective as of June 1, 1997, the US dollar loans bear interest at 6% and in the case of Australian dollar borrowings, 6.24%. The loans from the Parent do not have mandatory principal payments due until December 31, 2007. No interest has been paid or accrued on these loans prior to June 1, 1997. Payments or distributions made by the Company to its Parent have been made principally for reimbursement of direct expenses incurred in connection with the Company's operations.

         In April 1996, the Company entered into a $75 million bank credit facility, under which the current borrowing base is $50 million, with a sublimit of $15 million for letter of credit purposes to support the bonding requirements of the MMS and commodity swap transactions. At June 30, 1997, borrowings outstanding under the bank credit facility were nil. The bank credit facility is a two-year revolving credit facility followed by a two-year term period with equal quarterly amortization payments maturing in April 2001. The bank credit facility is secured by the Company's Gulf of Mexico producing properties and contains financial covenants that require the Company to maintain a ratio of senior debt to earnings before interest, taxes, depreciation and amortization of not more than 2.75 to 1.0 and a coverage ratio of earnings before interest and taxes to total interest of not less than
3.0 to 1.0. The Company is currently in compliance with all financial covenants under the bank credit facility. Outstanding borrowings accrue interest at the rate of LIBOR plus a margin of 1.25% to 1.75% per annum, depending upon the total amount borrowed. The Company is obligated to pay a fee equal to .3% to .375% per annum based on the unused portion of the borrowing base under the facility.

         The Company's ability to borrow under the bank credit facility is dependent upon the reserve value of its oil and gas properties, as determined by the Chase Manhattan Bank ("Chase"). If the reserve value of the Company's borrowing base declines, the amount available to the Company under the bank credit facility will be reduced and to the extent that the borrowing base is less than the amount then outstanding (including letters of credit) under the bank credit facility, the Company will be obligated to repay such excess amount upon ninety days' notice from Chase or to provide additional collateral.

         In June of 1997, the Company issued $100m of 9 1/2% Senior Subordinated Notes due in 2007 (the "Notes"). The Notes were issued at a discount with a yield to maturity of 9.56% per annum. The net proceeds from the offering of the Notes were approximately $96.7 million. The Company used a portion of the net proceeds to repay borrowings under the bank credit facility. The remainder of the net proceeds will be used to provide working capital for the Company to fund further exploration and development of its oil and gas properties, the acquisition of lease blocks and other general corporate purposes.

         For 1997, the Company has budgeted capital expenditures of approximately $140 million on exploration and development drilling and other capital projects. In the six months ended June 30, 1997, $69.6 million was incurred on capital expenditures. The Company intends to finance expenditures for the remainder of 1997 and for 1998 with cash on hand, cash flow from operations and bank borrowings. The capital expenditure budget is continually evaluated based on drilling results, commodity prices, cash flow from operations and property acquisitions.


HEDGING TRANSACTIONS

         From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow and to reduce its exposure to oil and gas price fluctuations. While these hedging arrangements limit the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The credit worthiness of counterparties is subject to continuing review and full performance is anticipated. The Company limits the duration of the transactions and the percentage of its expected aggregate oil and gas production that may be hedged. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered.

         As of June 30 1997, for the remainder of 1997, the Company had entered into commodity swaps effectively fixing the price of 7.5 million Mmbtu of gas at a volume-weighted average New York Mercantile Exchange ("NYMEX") price of $2.12 per Mmbtu. The Company had also entered into commodity swap contracts for
7.0 million Mmbtu, 1.8 million Mmbtu and 760,000 Mmbtu at volume-weighted average NYMEX prices of $1.98 per Mmbtu, 2.15 per Mmbtu and 2.15 per Mmbtu for calendar years 1998, 1999 and 2000 respectively.

         As of June 30 1997, for the remainder of 1997, the Company had entered into commodity swap contracts for 736,000 barrels of oil at a volume-weighted average NYMEX price of $21.29 per barrel. The Company had also entered into commodity swap contracts for 761,000 Bbls, 365,000 Bbls and 152,000 Bbls at volume-weighted average NYMEX prices of $20.10 per Bbl, $19.70 per Bbl and $19.70 per Bbl for calendar years 1998, 1999 and 2000 respectively.

         The fair value at June 30, 1996, represented by the estimated amount that would be required to terminate these contracts, was a net cost of $1.8 million for the gas contracts and a net benefit of $1.0 million for the oil contracts.

         For any particular swap transaction, the counterparty is required to make a payment to the Company in the event that the average NYMEX reference prices for any settlement period are less than the swap prices for such hedge, and the Company is required to make a payment to the counterparty in the event that the average NYMEX reference prices for any settlement period is greater than the swap price for such hedge. The Company has proved reserves sufficient to cover all of these contracts and does not enter into derivatives without underlying forecasted production and proved reserves.

                           ITEM 5.  OTHER INFORMATION

The Company filed its Form S-4 Registration Statement with the Commission on July 18, 1997. The Company seeks to exchange its 9 1/2% Series A Senior Subordinated Notes due 2007 for its 9 1/2% Series B Senior Subordinated Notes due 2007. Such Registration Statement has not been declared effective as of the date of this filing.

                   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information.

Exhibit No.                       Exhibit
4.1              Articles of Incorporation of the Company (filed as Exhibit 4.1 to the Registration Statement on Form S-4 filed on July 18,
                 1997 and is included herein by reference (File No. 333-31625))

4.2              By-Laws of the Company (filed as Exhibit 4.2- to the
                 Registration Statement on Form S-4 filed on July 18, 1997 and is included herein by reference (File No. 333-31625))

4.3 Indenture dated as of June 13, 1997 among the Company, as issuer, and the Bank of New York, as trustee (filed as Exhibit
                 4.3- to the Registration Statement on Form S-4 filed on July
                 18, 1997 and is included herein by reference (File No.
                 333-31625))


4.4 Registration Rights Agreement dated June 13, 1997 by and among the Company and Merrill, Lynch, Pierce, Fenner & Smith
                 Incorporated, Donaldson, Lufkin & Jenrette Securities
                 Corporation and Salomon Brothers Inc (filed as Exhibit 4.4 to the Registration Statement on Form S-4 filed on July 18, 1997 and is included herein by reference (File No. 333-31625))


10.1             Credit Agreement by and among Petsec Energy Inc. and Chase
                 Manhattan Bank and certain financial institutions named therein as Lenders (filed as Exhibit 10.1 to the Registration
                 Statement on Form S-4 filed on July 18, 1997 and is included herein by reference (File No. 333-31625))

27               Financial Data Schedule

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              Petsec Energy Inc.


 August 14, 1997                              By:      /s/ Alan H. Stevens
                                                 ------------------------------
                                                      Alan H. Stevens
                                                      President and
                                                      Chief Operating Officer
                                                      (duly authorized officer)



 August 14, 1997                              By:       /s/ Ross A. Keogh
                                                  ------------------------------
                                                      Ross A. Keogh
                                                      Treasurer
                                                      (principal financial
                                                      officer)

                               INDEX TO EXHIBITS


 Exhibit
 Number                         Description
---------                       -----------
  27                     Financial Data Schedule