Form 10-Q
period 1997-09-30
PETSEC ENERGY INC
filed 1997-11-07
CIK 1041895

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from........................to......................
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

                                YES [ X ] NO [ ]

*Petsec Energy Inc. is a wholly owned operating subsidiary of Petsec Energy Ltd, a listed Australian public company registered with the Commission as a result of its public offering of American Depository Receipts ("ADRs") listed on the Nasdaq National Market System (symbol: PSALY). Shareholders and holders of American Depository Receipts are advised to refer to the filings of Petsec Energy Ltd for the consolidated results.

                               PETSEC ENERGY INC.

                               INDEX TO FORM 10-Q

                                                                                                             Page
                                                                                                             ----

PART I.    FINANCIAL INFORMATION

           IMPORTANT NOTE:  The financial information in this Quarterly Report refers to Petsec
           Energy Inc, a wholly owned subsidiary of Petsec Energy Ltd.  The publicly listed Petsec
           Energy Ltd files its annual consolidated financial statements separately under form 20-F and a summary of its quarterly consolidated financial statements under form 6-K.

Item 1.    Financial Statements...........................................................................   3
              Balance Sheets..............................................................................   3
              Statements of Operations and Retained Earnings..............................................   4
              Statements of Cash Flows....................................................................   5
              Notes to Financial Statements...............................................................   6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.......................................................................... 7-12


PART II.   OTHER INFORMATION

Item 5.    Other Information..............................................................................  13


Item 6.    Exhibits and Reports on Form 8-K...............................................................  14


SIGNATURES................................................................................................  15

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                                 BALANCE SHEETS
                                   (UNAUDITED)
                  (Dollars in thousands, except share amounts)

                                     ASSETS
                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                     1997            1996
                                                                   ---------       ---------

Current Assets:
    Cash                                                           $  20,361       $     342
    Accounts receivable                                               14,333          11,855
    Other receivables                                                     55             101
    Inventories of crude oil                                              40              45
    Prepaid expenses                                                     582             168
                                                                   ---------       ---------
          Total Current Assets                                        35,371          12,511
                                                                   ---------       ---------
Property, plant and equipment - at cost under the successful efforts method of accounting for oil and gas properties
    Proved oil and gas properties                                    204,335         131,933
    Unproved oil and gas properties                                   19,269           7,276
    Production facilities                                             60,313          38,049
    Other                                                              1,428           1,040
                                                                   ---------       ---------
                                                                     285,345         178,298
    Less accumulated depletion, depreciation and amortization        (92,018)        (44,664)
                                                                   ---------       ---------
    Net property, plant and equipment                                193,327         133,634
                                                                   ---------       ---------
Other Assets                                                           2,994              --
                                                                   ---------       ---------
          Total Assets                                             $ 231,692       $ 146,145
                                                                   =========       =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Trade accounts payable                                            19,711          18,364
    Interest payable                                                   3,438             202
    Other accrued liabilities                                          8,726           6,003
                                                                   ---------       ---------
          Total Current Liabilities                                   31,875          24,569
Senior subordinated notes                                             99,624              --
Bank credit facility                                                      --          37,000
Subordinated shareholder loan                                         38,150          57,954
Provision for dismantlement                                            2,912           1,738
Deferred income taxes                                                 14,379           9,848
                                                                   ---------       ---------
          Total Liabilities                                          186,940         131,109
                                                                   ---------       ---------
Shareholders' Equity:
    Common stock, $1 par value.  Authorized
        1,000,000 shares;  Issued and outstanding 1 share                 --              --
    Additional paid in capital                                        20,703             482
    Retained earnings                                                 24,049          14,554
                                                                   ---------       ---------
          Total Shareholders' Equity                                  44,752          15,036
                                                                   ---------       ---------
          Total Liabilities and Shareholders' Equity               $ 231,692       $ 146,145
                                                                   =========       =========



                 See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER  30,                 SEPTEMBER 30,
                                                          -----------------------       -----------------------

                                                            1997            1996          1997            1996
                                                          --------       --------       --------       --------

Revenue:
    Oil and gas sales                                     $ 32,668       $ 16,853       $ 91,970       $ 46,359
                                                          --------       --------       --------       --------
Operating Expenses:
    Lease operating expenses                                 2,741          1,127          7,116          3,735
    Production taxes                                           162            129            550            403
    Exploration expenditures including dry hole costs        8,136          1,328         12,824          3,140
    General and administrative                               1,508          1,192          4,111          3,992
    Stock compensation                                         209             --            627             --
    Depletion, depreciation and amortization                19,103          7,008         48,528         21,218
                                                          --------       --------       --------       --------

Total operating expenses:                                   31,859         10,784         73,756         32,488
                                                          --------       --------       --------       --------

Income from operations                                         809          6,069         18,214         13,871
                                                          --------       --------       --------       --------
Other income (expenses):
    Interest expense                                        (3,251)          (844)        (5,350)        (2,714)
    Interest income                                            412             39            615             75
    Foreign exchange gain                                      356             --            547             --
    Gain on sale of property, plant & equipment                 --              6             --              6
                                                          --------       --------       --------       --------
                                                            (2,483)          (799)        (4,188)        (2,633)
                                                          --------       --------       --------       --------
Income (loss) before income taxes                           (1,674)         5,270         14,026         11,238

Income tax benefit (expense)                                   603         (2,003)        (4,531)        (4,791)
                                                          --------       --------       --------       --------

Net income (loss)                                           (1,071)         3,267          9,495          6,447

Retained earnings at beginning of period                    25,120          8,810         14,554          5,630
                                                          --------       --------       --------       --------

Retained earnings at end of period                        $ 24,049       $ 12,077       $ 24,049       $ 12,077
                                                          ========       ========       ========       ========



                 See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                          ------------------------

                                                             1997            1996
                                                          ---------       --------

Cash flows from operating activities:
Net income                                                $   9,495       $  6,447
Adjustments to reconcile income to net
    cash provided by operating activities:
    Depletion, depreciation and amortization                 48,628         21,218
    Deferred income taxes                                     4,531          4,791
    Dry hole costs and abandonments                           7,624              2
    Stock compensation expense                                  627             --
    Unrealized foreign exchange gain                           (547)            --
    Changes in operating assets and liabilities:
       Decrease (increase) in receivables                    (2,478)         1,202
       Decrease in inventories                                    5             33
       Increase  in prepayments                                (414)          (177)
       Decrease (increase) in other receivables                  46         (1,237)
       Decrease in other assets                                  --          1,937
       Increase (decrease) in trade accounts payable          1,347         (8,257)
       Increase in other accrued liabilities                  2,723          4,082
       Increase (decrease) in interest payable                3,236            (53)
                                                          ---------       --------

          Net cash provided by operating activities          74,823         29,988
                                                          ---------       --------
Cash flows from investing activities:
    Lease acquisitions                                       (7,189)        (6,432)
    Exploration and development expenditures               (105,543)       (50,324)
    Other asset additions                                    (1,939)          (501)
                                                          ---------       --------

          Net cash used in investing activities            (114,671)       (57,257)
                                                          ---------       --------

Cash flows from financing activities:
    Proceeds from senior subordinated notes                  96,532             --
    Proceeds from bank credit facility                       21,000         58,540
    Repayment of bank credit facility                       (58,000)       (48,890)
    Proceeds from shareholder loans                           1,500         17,000
    Repayment of shareholder loans                           (1,165)          (191)
                                                          ---------       --------

          Net cash provided by financing activities          59,867         26,459
                                                          ---------       --------

Net increase in cash                                         20,019           (810)

Cash at beginning of period                                     342          1,418
                                                          ---------       --------

                                                          $  20,361       $    608
                                                          =========       ========




                 See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                          NOTES TO FINANCIAL STATEMENTS

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion is intended to assist in the understanding of Petsec Energy Inc.'s (the "Company's") historical financial position and results of operations for the three month and nine month periods ended September 30, 1996 and 1997. The Company's unaudited financial statements and notes thereto should be referred to in conjunction with the following discussion.

OVERVIEW

     The Company is the wholly owned principal operating subsidiary of Petsec Energy Ltd, (the "Parent"). The Parent is an Australian public company with ordinary shares listed on the Australian Stock Exchange (symbol: PSA) and American Depository Receipts ("ADR's") listed on the Nasdaq National Market System (symbol: PSALY). The results discussed in this report refer only to the Company. The Parent's results are filed with the Securities and Exchange Commission separately under forms 6-K (quarterly) and 20-F (annual) and shareholders and ADR holders are advised to refer to these filings.

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


RESULTS OF OPERATIONS

     The following table sets forth certain operating information with respect to the oil and gas operations of the Company.

                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       SEPTEMBER 30                      SEPTEMBER 30
                                                 --------------------------      --------------------------
                                                    1997          1996              1997            1996
                                                    ----          ----              ----            ----

NET PRODUCTION:
  Oil (Mbbls)                                           775             591           2,324           1,596
  Gas (Mmcf)                                          8,134           2,553          20,218           8,201
  Total (Mmcfe)                                      12,784           6,099          34,162          17,777
NET SALES DATA (IN THOUSANDS):
  Oil                                            $   14,459      $   12,210      $   45,769      $   31,276
  Gas                                            $   18,209      $    4,643      $   46,201      $   15,083
  Total                                          $   32,668      $   16,853      $   91,970      $   46,359
AVERAGE SALES PRICE (1):
  Oil (per Bbl)                                  $    18.66      $    20.66      $    19.69      $    19.60
  Gas (per Mcf)                                  $     2.24      $     1.82      $     2.29      $     1.84
  Total (per Mcfe)                               $     2.56      $     2.76      $     2.69      $     2.61
AVERAGE COSTS (PER MCFE):
  Lease operating expenses                       $     0.23      $     0.21      $     0.22      $     0.23
  Depletion, depreciation, and amortization      $     1.49      $     1.15      $     1.42      $     1.19
  General and administrative expenses            $     0.12      $     0.20      $     0.12      $     0.22

(1)  Includes effects of hedging activities



     GENERAL. The Company drilled two exploration wells and one development during the three month period ended September 30, 1997. Two wells discovered oil and gas and one well was suspended pending evaluation of future sidetrack options.

     During the nine months to September 30, 1997, the Company has drilled 14 wells, of which ten were oil and gas discoveries which have been or are being completed for production, three have been suspended awaiting further evaluation and one was plugged and abandoned.

     OIL AND GAS REVENUES. Oil and gas revenues for the three months ended September 30, 1997 were $32.7 million, an increase of $15.8 million, or 93% above $16.9 million for the comparable period in 1996. A 31% increase in oil production offset by a 10% decrease in oil prices combined to account for $2.2 million of the increase. A 219% increase in gas production and a 23% increase in gas prices accounted for the remaining $13.6 million of the increase.

     Oil and gas revenues for the nine month period to September 1997 were $92.0 million, an increase of $45.6 million, or 98% above $46.4 million for the comparable period in 1996. Oil and gas production in the nine months ended September 1997 increased 46% and 147% respectively over the comparable 1996 period. The average realized price of oil was marginally higher while the average realized gas price was 24% higher.

     The increased oil production follows the successful drilling and development of the Ship Shoal 194 field and the Ship Shoal 193 B-1 well, while the increased gas production stems from successful drilling at the Main Pass 6/7 and 91, West Cameron 543/544, West Cameron 461 and South Marsh Island 7 fields.

     For the three months ended September 30, 1997, the average realized gas price was $2.24 per Mcf, or 3% below the $2.30 per Mcf average gas price that would otherwise have been received if no hedging had been undertaken. Over the same period, the average realized oil price was $18.66 per Bbl, or 4% above the $17.95 per Bbl average oil price that would otherwise have been received if no hedging had taken place. Hedging activities resulted in a $0.1 million increase in oil and gas revenues. For the comparable period in 1996 the average realized gas price was $1.82 per Mcf, or 5% below the $1.91 per Mcf average gas price that would otherwise have been received if no hedging had been undertaken. In the same period the average realized oil price was $20.66, or 9% below the $22.59 per Bbl average oil price that would otherwise been received if no hedging had taken place. Hedging activities resulted in a $1.4 million decrease in oil and gas revenues for the three month period ended September 30, 1996.

     In the nine month period to September 30, 1997 the average realized gas price was $2.29 per Mcf, or 4% below the $2.39 per Mcf average gas price that would otherwise have been received if no hedging had been undertaken. Over the same period, the average realized oil price was $19.69 per Bbl, or 2% above the $19.23 per Bbl average oil price that would otherwise have been received if no hedging had taken place. Hedging activities resulted in a $1.1 million decrease in oil and gas revenues. In the nine month period to September 30, 1996, the average realized gas price was $1.84 per Mcf, or 22% below the $2.37 per Mcf average gas price that would otherwise have been received if no hedging had been undertaken. Over the same period the average realized oil price was $19.60 per Bbl, or 6% below the $20.76 per Bbl average oil price that would otherwise have been received without hedging. Hedging activities resulted in a $6.2 million decrease in oil and gas revenues for the nine month period to September 30, 1996.

     LEASE OPERATING EXPENSES (including production taxes). Lease operating expenses increased $1.6 million, or 123% to $2.9 million for the three months ended September 30, 1997, from $1.3 million for the three months ended September 30, 1996. The increase is attributable to increased production. Lease operating expenses per Mcfe increased slightly from $0.21 for the comparable period in 1996 to $0.23 for the three months ended September 30, 1997 due to the costs associated with bringing new fields into production.

     Lease operating expenses for the nine month period to September 1997 were $7.7 million, an increase of 88% over the corresponding period in 1996. The increase is attributable to increased production. Lease operating expenses per Mcfe decreased from $0.23 in 1996 to $0.22 for the nine months ended September 30, 1997.

     DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). DD&A expense increased $12.1 million, or 173%, to $19.1 million for the three months ended September 30, 1997, from $7.0 million for the same period in 1996. Production increases accounted for $7.7 million of the increase while an increase in the unit rate from $1.15 to $1.49 per Mcfe accounted for the balance.

     DD&A expense for the nine month period to September 1997 increased to $48.5 million from $21.2 million, for the corresponding period in 1996. The depletion rate per unit of $1.42 per Mcfe for the nine month period to September 1997 increased from $1.19 per Mcfe for the corresponding period in 1996.

     The increase in the unit rate in both periods was due to increased capital expenditures from the Company's exploration and development activities coupled with increased costs of drilling goods and services, platform and facilities construction and transportation services in the industry.

     EXPLORATION EXPENDITURES INCLUDING DRY HOLE COSTS. During the three month period ended September 30, 1997, $5.1 million was expensed as exploration expense as a result of the mechanical problems experienced in the lower zone of the Main Pass 84 #1 well. In addition, $0.2 million was expensed for dry hole costs incurred to date on the Main Pass 104 #3 well. Seismic, geological and geophysical expenditures of $2.8 million were expensed during the three month period ended September 30, 1997, an increase of $1.5 million over the comparable period in 1996. Exploration expenditures for the nine months to September 30, 1997 totaled $12.8 million, including the $5.3 million expense noted above and $2.3 million expensed in the three month period ended June 30, 1997 as dry hole cost for the West Cameron 480 #1 well. Thus, dry hole costs of $7.6 million accounted for most of the increase of $9.7 million in exploration expenditures over the comparable period in 1996.

     GENERAL, ADMINISTRATIVE AND STOCK COMPENSATION EXPENSE. General, administrative and stock compensation expense increased $0.5 million, or 42%, to $1.7 million for the three months ended September 30, 1997 from $1.2 million for the comparable period in 1996. For the nine month period to September 30, 1997, the expense increased $0.7 million to $4.7 million from $4.0 million for the comparable period in 1996. On a per mcfe basis, the rate decreased dramatically from $0.20/mcfe and $0.22/mcfe for the three and nine month periods ended September 30, 1996 to $0.12/mcfe each for the respective periods in 1997.

     NET INCOME. Primarily as a result of the exploration expense discussed above, a net loss for the three months ended September 30, 1997 of $1.1 million was recorded. This compares to earnings of $3.3 million for the three months ended September 30, 1996. Net income for the nine months ended September 30, 1997 was $9.5 million, an increase of $3.1 million, or 48% over the earnings of $6.4 million for the comparable period in 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The following table represents cash flow data for the Company for the periods indicated.

                                                        Nine Months Ended
                                                          September 30,
                                                         (in Thousands)

                                                       1997         1996
                                                       ----         ----

Cash flow data:
     Net cash provided by operating activities      $ 74,823      $29,988
     Net cash used in investing activities           114,671       57,257
     Net cash provided by financing activities        59,867       26,459

     The fluctuation in cash provided by operating activities from 1996 to 1997 was primarily due to increased oil and gas production coupled with higher prices for both commodities.

     The increase in cash used in investing activities in 1997 over 1996 was due to expenditures on exploration and development.

     The cash provided by financing activities in 1996 consisted primarily of borrowings under the bank credit facility. The cash provided by financing activities in 1997 consisted primarily of proceeds from a June 1997 Senior Subordinated Note issue (described below) a portion of which were used to repay outstandings under the bank credit facility.

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

     Funds advanced by the Parent have historically been provided in the form of subordinated loans in both US dollars and Australian dollars. These loans are subordinated to the bank credit facility and the Senior Subordinated Notes. Effective as of July 3, 1997, the US dollar loans bear interest at 7.18% and in the case of Australian dollar borrowings, 6.83%. The loans from the Parent do not have mandatory principal payments due until December 31, 2007. No interest was paid or accrued on these loans prior to June 1, 1997. Any payments or distributions made by the Company to its Parent have been principally for reimbursement of direct expenses incurred in connection with the Company's operations.

     In April 1996, the Company entered into a $75 million bank credit facility, under which the current borrowing base is $50 million. In addition, a sublimit of $15 million exists for letter of credit purposes to support the bonding requirements of the MMS and commodity swap transactions. At September 30, 1997, borrowings outstanding under the bank credit facility were nil. The bank credit facility is a two-year revolving credit facility followed by a two-year term period with equal quarterly amortization payments. The facility matures in April 2001. The bank credit facility is secured by the Company's Gulf of Mexico producing properties and contains financial covenants that require the Company to maintain a ratio of senior debt to earnings before interest, taxes, depreciation and amortization of not more than 2.75 to 1.0 and a coverage ratio of earnings before interest and taxes to total interest of not less than 3.0 to
1.0. The Company is currently in compliance with all financial covenants under the bank credit facility. Outstanding borrowings accrue interest at the rate of LIBOR plus a margin of 1.25% to 1.50% per annum, depending upon the total amount borrowed. The Company is obligated to pay a fee equal to .3% to .35% per annum based on the unused portion of the borrowing base under the facility.

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

     In June of 1997, the Company issued $100 million of 9 1/2% Senior Subordinated Notes due 2007 (the "Notes"). The Notes were issued at a discount with a yield to maturity of 9.56% per annum. The net proceeds from the offering of the Notes were approximately $96.5 million. The Company used a portion of the net proceeds to repay borrowings under the bank credit facility. The remainder of the net proceeds is being used to provide working capital for the Company to fund further exploration and development of its oil and gas properties, the acquisition of lease blocks and other general corporate purposes.

     For 1997, the Company has budgeted capital expenditures of approximately $140 million on exploration and development drilling and other capital projects. In the nine months ended September 30, 1997, $114.7 million was incurred on capital expenditures. The Company intends to finance expenditures for the remainder of 1997 and for 1998 with cash on hand, cash flow from operations and bank borrowings. The capital expenditure budget is continually re-evaluated based on drilling results, commodity prices, cash flow from operations and property acquisitions.


HEDGING TRANSACTIONS

     From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow and to reduce its exposure to oil and gas price fluctuations. While these hedging arrangements limit the downside risk of adverse price movements, they also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The credit worthiness of counterparties is subject to continuing review and full performance is anticipated. The Company limits the duration of the transactions and the percentage of its expected aggregate oil and gas production that may be hedged. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered.

    As of September 30, 1997, for the remainder of 1997, the Company had entered into commodity swaps effectively fixing the price of 3.8 million Mmbtu of gas at a volume-weighted average New York Mercantile Exchange ("NYMEX") price of $2.20 per Mmbtu. The Company had also entered into commodity swap contracts for 11.4 million Mmbtu, 5.5 million Mmbtu and 760,000 Mmbtu at volume-weighted average NYMEX prices of $2.11 per Mmbtu, 2.20 per Mmbtu and 2.15 per Mmbtu for calendar years 1998, 1999 and 2000 respectively.

    As of September 30, 1997, for the remainder of 1997, the Company had entered into commodity swap contracts for 368,000 barrels of oil at a volume-weighted average NYMEX price of $21.29 per barrel. The Company had also entered into commodity swap contracts for 1,126,000 Bbls, 365,000 Bbls and 152,000 Bbls at volume-weighted average NYMEX prices of $20.17 per Bbl, $19.70 per Bbl and $19.70 per Bbl for calendar years 1998, 1999 and 2000 respectively.

     The fair value at September 30, 1997, represented by the estimated amount that would be required to terminate these contracts, was a net cost of $7.8 million for the gas contracts and $0.7 million for the oil contracts.

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

                            ITEM 5. OTHER INFORMATION

The Company filed its Form S-4 Registration Statement with the Commission on July 18, 1997. The Company seeks to exchange its 9 1/2% Series A Senior Subordinated Note due 2007 for its 9 1/2% Series B Senior Subordinated Notes due 2007. Such Registration Statement was declared effective on October 10, 1997.

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


                                                 Petsec Energy Inc.


November 7, 1997                                 By: /s/ Alan H. Stevens


                                                     -------------------------
                                                     Alan H. Stevens
                                                     President and
                                                     Chief Operating Officer
                                                     (duly authorized officer)






November 7, 1997                                 By: /s/ Ross A. Keogh


                                                     -------------------------
                                                     Ross A. Keogh
                                                     Treasurer
                                                     (principal financial
                                                     officer)

                                EXHIBIT INDEX



                        27 -- Financial Data Schedule