Form 10-Q
period 1998-03-31
PETSEC ENERGY INC
filed 1998-05-15
CIK 1041895

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
===============================================================================

 (Mark One)


[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from................to..................

                        Commission file number 333-31625*

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

                                YES [ X ] NO [ ]

*Petsec Energy Inc. is a wholly owned operating subsidiary of Petsec Energy Ltd, a listed Australian public company registered with the Commission as a result of its public offering in July 1996 of American Depositary Receipts ("ADRs") which were listed on The Nasdaq Stock MarketSM (symbol: PSALY). As of May 18, 1998 the ADRs will be traded on the New York Stock Exchange (symbol: PSJ). Shareholders and holders of American Depositary Shares are advised to refer to the filings of Petsec Energy Ltd for the consolidated results.

                               PETSEC ENERGY INC.

                               INDEX TO FORM 10-Q

                                                                                       Page
                                                                                       ----
PART I.    FINANCIAL INFORMATION

           IMPORTANT NOTE: The financial information in this Quarterly Report refers to Petsec Energy Inc., a wholly owned subsidiary of Petsec
           Energy Ltd. The publicly listed Petsec Energy Ltd files its annual consolidated financial statements separately under form 20-F and a summary of its quarterly consolidated financial statements under form
           6-K.


Item 1.   Financial Statements.......................................................    3
              Balance Sheets.........................................................    3
              Statements of Operations and Retained Earnings.........................    4
              Statements of Cash Flows...............................................    5
              Notes to Financial Statements..........................................    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.....................................................   7-12


PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K...........................................   13


SIGNATURES...........................................................................   14

                              PETSEC ENERGY INC.
                A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                                BALANCE SHEETS
                 (Dollars in thousands, except share amounts)

                                                                    MARCH  31,        DECEMBER 31,
                                                                       1998              1997
                                                                   (UNAUDITED)         (AUDITED)
                                                                   -----------        -----------
                                        ASSETS
Current Assets:
    Cash                                                          $     1,604         $     7,431
    Accounts receivable                                                10,869              13,978
    Other receivables                                                     101                  80
    Inventories of crude oil                                               62                  43
    Prepaid expenses                                                       83                 258
                                                                  -----------         -----------
          Total Current Assets                                         12,719              21,790
                                                                  -----------         -----------
Property, plant and equipment - at cost under the successful efforts method of accounting for oil and gas properties
    Proved oil and gas properties                                     237,185             227,049
    Unproved oil and gas properties                                    32,299              20,759
    Production facilities                                              71,534              66,956
    Other                                                               1,911               1,527
                                                                  -----------         -----------
                                                                      342,929             316,291

    Less accumulated depletion, depreciation and amortization        (130,236)           (106,977)
                                                                  -----------         -----------
    Net property, plant and equipment                                 212,693             209,314
                                                                  -----------         -----------

Other Assets                                                            2,920               3,000
                                                                  -----------         -----------

          Total Assets                                             $  228,332         $   234,104
                                                                  ===========         ===========

                                       LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
    Trade accounts payable                                             16,789              15,107
    Interest payable                                                    3,386               1,720
    Other accrued liabilities                                          12,285              11,967
                                                                  -----------         -----------
          Total Current Liabilities                                    32,460              28,794

Senior subordinated notes                                              99,636              99,630
Bank credit facility                                                    4,000                  --
Subordinated shareholder loan                                          37,437              37,298
Provision for dismantlement                                             3,625               3,289
Deferred income taxes                                                  11,385              16,458
                                                                  -----------         -----------
          Total Liabilities                                           188,543             185,469
                                                                  -----------         -----------
Shareholder's Equity:
    Common stock, $1 par value.  Authorized
        1,000,000 shares;  Issued and outstanding 1 share                  --                  --
    Additional paid in capital                                         21,156              20,981
    Retained earnings                                                  18,633              27,654
                                                                  -----------         -----------
          Total Shareholder's Equity                                   39,789              48,635
                                                                  -----------         -----------
          Total Liabilities and Shareholder's Equity              $   228,332         $   234,104
                                                                  ===========         ===========

                 See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                    THREE MONTHS ENDED
                                                                        MARCH  31,
                                                                --------------------------
                                                                   1998            1997
                                                                   ----            ----
Revenue:
    Oil and gas sales                                           $   27,986       $  30,921
                                                                   -------          ------
Operating Expenses:
    Lease operating expenses                                         4,088           2,081
    Production taxes                                                   148             211
    Exploration expenditures                                         1,824           1,293
    Dry hole costs and impairments                                  16,951              --
    General and administrative                                       1,551           1,404
    Stock compensation                                                 175             209
    Depletion, depreciation and amortization                        15,095          14,095
                                                                    ------          ------
Total operating expenses:                                           39,832          19,293
                                                                    ------          ------

Income (loss) from operations                                      (11,846)         11,628
                                                                    ------          ------
Other income (expenses):
    Interest expense                                                (2,212)           (727)
    Interest income                                                    102              54
    Other, principally foreign exchange loss                          (138)             --
                                                                    ------          ------
                                                                    (2,248)           (673)
                                                                    ------          ------

Income (loss) before income taxes                                  (14,094)         10,955

Income tax benefit (expense)                                         5,073          (3,425)
                                                                    ------          ------
Net income (loss)                                                   (9,021)          7,530

Retained earnings at beginning of period                            27,654          14,554
                                                                    ------          ------
Retained earnings at end of period                               $  18,633       $  22,084
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

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           -------------------------
                                                              1998             1997
                                                              ----             ----
Cash flows from operating activities:
Net income (loss)                                          $ (9,021)        $  7,530
Adjustments to reconcile income to net
    cash provided by operating activities:
    Depletion, depreciation and amortization                 15,095           14,095
    Deferred income taxes                                    (5,073)           3,425
    Dry hole costs and impairments                           17,632               --
    Other                                                       399              209
    Changes in operating assets and liabilities:
       Decrease in receivables                                3,109              954
       Increase in inventories                                  (19)             (19)
       Decrease in prepayments                                  175               82
       Decrease (increase) in other receivables                 (21)              20
       Decrease in trade accounts payable                      (476)          (1,390)
       Decrease in other accrued liabilities                   (932)            (220)
       Increase in interest payable                           1,666               54
                                                           --------         --------
          Net cash provided by operating activities          22,534           24,740
                                                           --------         --------
Cash flows from investing activities:
    Lease acquisitions                                       (1,680)          (1,127)
    Exploration and development expenditures                (30,269)         (32,599)
    Other asset additions                                      (412)            (240)
                                                           --------         --------

          Net cash used in investing activities             (32,361)         (33,966)
                                                           --------         --------

Cash flows from financing activities:
    Proceeds from bank credit facility                        4,000            8,000
    Proceeds from shareholder loans                              --            1,500
    Repayment of shareholder loans                               --             (217)
                                                           --------         --------

          Net cash provided by financing activities           4,000            9,283
                                                           --------         --------

Net increase (decrease) in cash                              (5,827)              57

Cash at beginning of period                                   7,431              342
                                                           --------         --------

Cash at end of period                                      $  1,604         $    399
                                                           ========         ========

                 See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                 A WHOLLY-OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -   Basis of Presentation
           The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

           The financial information for the three months ended March 31, 1998 and 1997 has not been audited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the current period's presentations. The results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year.


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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion is intended to assist in the understanding of Petsec Energy Inc.'s (the "Company's") historical financial position and results of operations for the three-month periods ended March 31, 1998 and 1997. The Company's unaudited financial statements and notes thereto should be referred to in conjunction with the following discussion.

OVERVIEW

         The Company is the wholly owned principal operating subsidiary of Petsec Energy Ltd, (the "Parent"). The Parent is an Australian public company with ordinary shares listed on the Australian Stock Exchange (symbol: PSA) and American Depositary Receipts ("ADRs") listed on The Nasdaq Stock MarketSM (symbol: PSALY). Effective May 18, 1998, the ADRs will be listed on the New York Stock Exchange (symbol: PSJ). The results discussed in this report refer only to the Company. The Parent's results are filed with the Securities and Exchange Commission separately under forms 6-K (quarterly) and 20-F (annual) and shareholders and ADR holders are advised to refer to these filings.

         The Company was incorporated in March 1990 to evaluate oil and gas exploration opportunities in the United States. In 1990, the Company participated in an oil discovery in the Paradox Basin in Colorado. In addition, the Company acquired oil and gas lease interests in northern California. The Company also established an office in Lafayette, Louisiana, hired several former employees of Tenneco Oil Company and acquired leases in the Gulf of Mexico, offshore Louisiana. The Company subsequently made a strategic decision to focus its efforts entirely in the Gulf of Mexico and disposed of its interests in the Paradox Basin in January 1995.

         The Company markets its oil through spot price contracts and typically receives a premium above the price posted. Gas production is sold under contracts that generally reflect spot market conditions in the central Gulf of Mexico. The Company has historically entered into crude oil and natural gas price swaps to reduce its exposure to price fluctuations. The results of operations described herein reflect any hedging transactions undertaken.

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

                                                   Three Months Ended
                                                        March 31,
                                                 -------------------------
                                                   1998             1997
                                                   ----             ----
NET PRODUCTION:
  Gas (MMcf)                                      7,582              5,868
  Oil (MBbls)                                       683                747
  Total (MMcfe)                                  11,680             10,350
NET SALES DATA (IN THOUSANDS):
  Gas                                           $17,033            $14,930
  Oil                                           $10,953            $15,991
  Total                                         $27,986            $30,921
AVERAGE SALES PRICE (1):
  Gas (per Mcf)                                 $  2.25            $  2.54
  Oil (per Bbl)                                 $ 16.04            $ 21.41
  Total (per Mcfe)                              $  2.40            $  2.99
AVERAGE COSTS (PER MCFE):
  Lease operating expenses                      $  0.36            $  0.22
  Depletion, depreciation, and amortization     $  1.29            $  1.36
  General, administrative and other expenses    $  0.13            $  0.14

(1)  Includes effects of hedging activities


         GENERAL. During the three-month period ended March 31, 1998 the Company commenced the drilling of exploration wells at West Cameron 480, South Marsh Island 189 and High Island 308 and one development well at Main Pass 91. Of the four wells, two are still drilling while the South Marsh Island well was plugged and abandoned and the West Cameron well was cased and suspended. In addition, the previously suspended Ship Shoal 193 A-6 well was re-entered and sidetracked and is expected to begin production in late May 1998.

         OIL AND GAS REVENUES. Oil and gas revenues for the three months ended March 31, 1998 were $28.0 million, a decrease of $2.9 million, or 9% below $30.9 million for the comparable period in 1997. A 29% increase in gas production offset by an 11% decrease in gas prices resulted in a $2.1 million increase in gas revenues. A 9% decrease in oil production coupled with a 25% decrease in oil prices resulted in a $5.0 million decrease in oil revenues.

         First quarter production was impacted by severe weather conditions causing delays in the commencement of production at the Main Pass 104 and 84 fields and safety shut downs at existing facilities.

         For the three months ended March 31, 1998, the average realized gas price was $2.25 per Mcf, or 4% above the $2.17 per Mcf average gas price that would otherwise have been received if no hedging had been undertaken. Over the same period, the average realized oil price was $16.04 per Bbl, or 14% above the $14.13 per Bbl average oil price that would otherwise have been received if no hedging had taken place. Hedging activities resulted in a $1.9 million increase in oil and gas revenues. For the comparable period in 1997 the average realized gas price was $2.54 per Mcf, or 10% below the $2.81 per Mcf average gas price that would otherwise have been received if no hedging had been undertaken. Over the same period, oil price hedging had no effect on the average realized price of $21.41 per Bbl. Hedging activities resulted in a $1.5 million decrease in oil and gas revenues for the three-month period ended March 31, 1997.

         LEASE OPERATING EXPENSES (including production taxes). Lease operating expenses increased $1.9 million, or 85% to $4.2 million for the three months ended March 31, 1998, from $2.3 million for the three months ended March 31, 1997. The increase is partly attributable to increased production. Lease operating expenses per Mcfe increased from $0.22 for the comparable period in 1997 to $0.36 for the three months ended March 31, 1998 due to the additional costs incurred in bringing new fields at Main Pass 104 and Main Pass 84 into production coupled with the severe weather conditions that caused operational problems and production downtime.

         DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). DD&A expense increased $1.0 million, or 7%, to $15.1 million for the three months ended March 31, 1998, from $14.1 million for the same period in 1997. The unit rate was $1.29 per Mcfe in the three months ended March 31, 1998 compared to $1.36 per Mcfe for same period in 1997.

         EXPLORATION EXPENDITURES. Seismic, geological and geophysical expenditures of $1.8 million were expensed during the quarter, an increase of $0.5 million over the comparable period in 1997.

         DRY HOLE COSTS AND IMPAIRMENTS. During the three-month period ended March 31, 1998, $17.0 million was expensed for the dry hole and impairment costs incurred on the South Marsh Island 189 #1 and West Cameron 480 #2 wells. During April 1998 the Company incurred an additional $2.7 million on the South Marsh Island well in plugging and abandonment costs.

         GENERAL, ADMINISTRATIVE AND STOCK COMPENSATION EXPENSE. General, administrative and stock compensation expense increased $0.1 million, or 7%, to $1.7 million for the three months ended March 31, 1998 from $1.6 million for the comparable period in 1997. On a per Mcfe basis, the rate decreased from $0.14/Mcfe for the three-month period ended March 31, 1997 to $0.13/Mcfe for the comparable period in 1998.

         NET INCOME. Primarily as a result of the dry hole costs and impairments discussed above, a net loss for the three months ended March 31, 1998 of $9.0 million was recorded. This compares to earnings of $7.5 million for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The following table represents cash flow data for the Company for the periods indicated.

                                                        Three Months Ended
                                                              March 31,
                                                          ( in thousands)
                                                       1998            1997
                                                       ----            ----
Cash flow data:
     Net cash provided by operating activities     $ 22,534           $ 24,740
     Net cash used in investing activities           32,361             33,966
     Net cash provided by financing activities        4,000              9,283

         The fluctuation in cash provided by operating activities from 1997 to 1998 was primarily due to decreased oil production coupled with lower prices for both commodities.

         The decrease in cash used in investing activities in 1998 over 1997 was due to timing of exploration and development projects.

         The cash provided by financing activities in both 1998 and 1997 consisted primarily of borrowings under the bank credit facility.

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

         Funds advanced by the Parent have historically been provided in the form of subordinated loans. These loans are subordinated to the payment of all Senior Indebtedness and have been subordinated to the Notes defined herein. At March 31, 1998 the US dollar loans bear interest at 7.34% and in the case of Australian dollar borrowings, 6.50%. The loans from the Parent do not have mandatory principal payments due until December 31, 2007. No interest was paid or accrued on these loans prior to June 1, 1997. Any payments or distributions made by the Company to its Parent have been principally for reimbursement of direct expenses incurred in connection with the Company's operations.

         In April 1996, the Company entered into a $75 million bank credit facility, under which the borrowing base at March 31, 1998 was $60 million. As of May 8, 1998 the borrowing base has been increased to $75 million. In addition, a sublimit of $15 million exists for letter of credit purposes to support the bonding requirements of the MMS and commodity swap transactions. At March 31, 1998, borrowings outstanding under the bank credit facility were $4.0 million. The bank credit facility is a two-year revolving credit facility followed by a two-year term period with equal quarterly amortization payments. The facility matures in April 2001. The bank credit facility is secured by the Company's Gulf of Mexico producing properties and contains financial covenants that require the Company to maintain a ratio of senior debt to earnings before interest, taxes, depreciation and amortization of not more than 2.75 to 1.0 and a coverage ratio of earnings before interest, taxes and depletion, depreciation and amortization ("EBITDA") to total interest of not less than 3.0 to 1.0. The Company is currently in compliance with all financial covenants under the bank credit facility. Outstanding borrowings accrue interest at the rate of LIBOR plus a margin of 1.25% to 1.50% per annum, depending upon the total amount borrowed. The Company is obligated to pay a fee equal to .30% to .35% per annum based on the unused portion of the borrowing base under the facility.

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

         In June 1997, the Company issued $100 million of 9 1/2% Senior Subordinated Notes due 2007 (the "Notes"). The Notes were issued at a discount with a yield to maturity of 9.56% per annum. The net proceeds from the offering of the Notes were approximately $96.4 million. The Company used a portion of the net proceeds to repay borrowings under the bank credit facility. The remainder of the net proceeds was used to provide working capital for the Company to fund further exploration and development of its oil and gas properties, the acquisition of lease blocks and other general corporate purposes.

         For 1998, the Company has budgeted capital expenditures of approximately $160 million on exploration and development drilling and other capital projects. The capital expenditures budget is continually re-evaluated based on drilling results, commodity prices, cash flow from operations and property acquisitions. In the three months ended March 31, 1998, $35.8 million was incurred on capital expenditures. In addition, the Company was high bidder on seven lease blocks at the March 18, 1998, OCS Louisiana Offshore Sale. If the Company is awarded all of these leases, the remaining committed costs will be $6.2 million. The Company currently intends to finance expenditures for the remainder of 1998 with cash flow from operations and bank borrowings.


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

         As of March 31, 1998, for the remainder of 1998, the Company had entered into commodity swaps effectively fixing the price of 13.2 million MMbtu of gas at a volume-weighted average New York Mercantile Exchange ("NYMEX") price of $2.18 per MMbtu. The Company had also entered into commodity swap contracts for 11.0 million MMbtu and 760,000 MMbtu at volume-weighted average NYMEX prices of $2.25 per MMbtu and $2.15 per MMbtu for calendar years 1999 and 2000, respectively.

         As of March 31, 1998, for the remainder of 1998, the Company had entered into commodity swap contracts for 825,000 barrels of oil at a volume-weighted average NYMEX price of $20.10 per barrel. The Company had also entered into commodity swap contracts for 365,000 Bbls and 152,000 Bbls at volume-weighted average NYMEX prices of $19.70 per Bbl and $19.70 per Bbl for calendar years 1999 and 2000, respectively.

         The fair value at March 31, 1998, represented by the estimated amount that would be required to terminate these contracts, was a net cost of $6.9 million for the gas contracts and a net gain of $4.0 million for the oil contracts.

Collars:

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

         As of March 31, 1998, the Company had 1,375,000 MMbtu of gas hedged through December 1998 in costless collars with a floor price of $2.00 per MMbtu and a ceiling price of $3.70 per MMbtu. The effect to the Company to terminate these contracts at March 31, 1998 was estimated to be a net cost of $14,000.

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




                                               Petsec Energy Inc.

  May  15, 1998                       By:      /s/ Ross A. Keogh
                                           ------------------------------
                                          Ross A. Keogh
                                          Vice President Finance and
                                          Administration
                                          (principal financial officer)






  May  15, 1998                        By:     /s/ James E. Slatten, III
                                           ------------------------------
                                           James E. Slatten, III
                                           Secretary
                                           (duly authorized officer)

                                 EXHIBIT INDEX


                         27 -- Financial Data Schedule