Form 10-Q
period 1998-06-30
PETSEC ENERGY INC
filed 1998-08-14
CIK 1041895

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from.....................to........................
                        Commission file number 333-31625*

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

                              YES [ X ]   NO [ ]

*Petsec Energy Inc. is a wholly owned operating subsidiary of Petsec Energy Ltd, a listed Australian public company registered with the Commission as a result of its public offering in July 1996 of American Depositary Receipts ("ADRs") which were listed on The Nasdaq Stock MarketSM (symbol: PSALY). Effective May 18, 1998 the ADRs are traded on the New York Stock Exchange (symbol: PSJ). Shareholders and holders of American Depositary Shares are advised to refer to the filings of Petsec Energy Ltd for the consolidated results.

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


Item 1.   Financial Statements........................................................................   3
              Balance Sheets..........................................................................   3
              Statements of Operations and Retained Earnings..........................................   4
              Statements of Cash Flows................................................................   5
              Notes to Financial Statements...........................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations......................................................................   7-14


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K............................................................   15


SIGNATURES............................................................................................   16

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                                 BALANCE SHEETS
                  (Dollars in thousands, except share amounts)
                                     ASSETS

                                                                                   JUNE 30,        DECEMBER 31,
                                                                                     1998              1997
                                                                                 (UNAUDITED)
                                                                                ------------       -----------
Current Assets:
    Cash                                                                        $      2,552      $      7,431
    Accounts receivable                                                                8,703            13,978
    Other receivables                                                                     70                80
    Inventories of crude oil                                                              48                43
    Prepaid expenses                                                                     621               258
                                                                                ------------      ------------
          Total Current Assets                                                        11,994            21,790

Property, plant and equipment - at cost under the successful efforts method of accounting for oil and gas properties
    Proved oil and gas properties                                                    262,564           227,049
    Unproved oil and gas properties                                                   43,225            20,759
    Production facilities                                                             73,448            66,956
    Other                                                                              1,945             1,527
                                                                                ------------      ------------
                                                                                     381,182           316,291

    Less accumulated depletion, depreciation and amortization                       (143,762)         (106,977)
                                                                                ------------      ------------
    Net property, plant and equipment                                                237,420           209,314

Other Assets                                                                           2,841             3,000
                                                                                ------------      ------------

          Total Assets                                                          $    252,255      $    234,104
                                                                                ============      ============

                                       LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
    Trade accounts payable                                                            28,639            15,107
    Interest payable                                                                   1,811             1,720
    Other accrued liabilities                                                         12,724            11,967
                                                                                ------------      ------------
          Total Current Liabilities                                                   43,174            28,794

Senior subordinated notes                                                             99,642            99,630
Bank credit facility                                                                  35,000              --
Subordinated shareholder loan                                                         36,738            37,298
Provision for dismantlement                                                            3,936             3,289
Deferred income taxes                                                                  4,763            16,458
                                                                                ------------      ------------
          Total Liabilities                                                     $    223,253      $    185,469
                                                                                ------------      ------------
Shareholder's Equity:
    Common stock, $1 par value;  authorized
        1,000,000 shares; issued and outstanding 1 share                                --                --
    Additional paid-in-capital                                                        21,383            20,981
    Retained earnings                                                                  7,619            27,654
                                                                                ------------      ------------
          Total Shareholder's Equity                                                  29,002            48,635
                                                                                ------------      ------------
          Total Liabilities and Shareholder's Equity                            $    252,255      $    234,104
                                                                                ============      ============

                 See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
                                                  ------------------------------      ------------------------------

                                                       1998              1997              1998              1997
                                                  ------------      ------------      ------------      ------------

Revenue:
    Oil and gas sales                             $     23,596      $     28,381      $     51,582      $     59,302
                                                  ------------      ------------      ------------      ------------
Operating Expenses:
    Lease operating expenses                             3,392             2,294             7,480             4,375
    Production taxes                                       186               177               334               388
    Exploration expenditures                             3,046             1,136             4,870             2,429
    Dry hole costs and impairments                      17,105             2,259            34,056             2,259
    General and administrative                           1,742             1,202             3,293             2,606
    Stock compensation                                     227               209               402               418
    Depletion, depreciation and amortization            13,837            15,330            28,932            29,425
                                                  ------------      ------------      ------------      ------------
Total operating expenses:                               39,535            22,607            79,367            41,900
                                                  ------------      ------------      ------------      ------------

Income (loss) from operations                          (15,939)            5,774           (27,785)           17,402
                                                  ------------      ------------      ------------      ------------
Other income (expenses):
    Interest expense                                    (2,478)           (1,372)           (4,690)           (2,099)
    Interest income                                         67               149               169               203
    Other, principally foreign exchange gain               714               194               576               194
                                                  ------------      ------------      ------------      ------------
                                                        (1,697)           (1,029)           (3,945)           (1,702)
                                                  ------------      ------------      ------------      ------------

Income (loss) before income taxes                      (17,636)            4,745           (31,730)           15,700

Income tax benefit (expense)                             6,622            (1,709)           11,695            (5,134)
                                                  ------------      ------------      ------------      ------------
Net income (loss)                                      (11,014)            3,036           (20,035)           10,566

Retained earnings at beginning of period                18,633            22,084            27,654            14,554
                                                  ------------      ------------      ------------      ------------
Retained earnings at end of period                $      7,619      $     25,120      $      7,619      $     25,120
                                                  ============      ============      ============      ============









                 See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                 ------------------------------

                                                                     1998               1997
                                                                 ------------      ------------
Cash flows from operating activities:
Net income (loss)                                                $    (20,035)     $     10,566
Adjustments to reconcile income (loss) to net
    cash provided by operating activities:
    Depletion, depreciation and amortization                           28,932            29,425
    Deferred income taxes                                             (11,695)            5,134
    Dry hole costs and impairments                                     34,056             2,272
    Other                                                                 678               227
    Changes in operating assets and liabilities:
       Decrease in receivables                                          5,275               664
       Decrease (increase) in inventories                                  (5)                4
       Increase in prepayments                                           (363)             (464)
       Decrease in other receivables                                       10                 5
       Decrease in trade accounts payable                                (538)           (1,054)
       Increase (decrease) in other accrued liabilities                  (452)              159
       Increase in interest payable                                        91               388
                                                                 ------------      ------------
          Net cash provided by operating activities                    35,954            47,326
                                                                 ------------      ------------
Cash flows from investing activities:
    Lease acquisitions                                                 (3,048)           (5,496)
    Exploration and development expenditures                          (72,339)          (64,119)
    Other asset additions                                                (446)             (266)
                                                                 ------------      ------------
          Net cash used in investing activities                       (75,833)          (69,881)
                                                                 ------------      ------------
Cash flows from financing activities:
    Proceeds from senior subordinated notes                                 _            96,697
    Proceeds from bank credit facility                                 35,000            21,000
    Repayment of bank credit facility                                       _           (58,000)
    Proceeds from shareholder loans                                         _             1,500
    Repayment of shareholder loans                                          _              (215)
                                                                 ------------      ------------
          Net cash provided by financing activities                    35,000            60,982
                                                                 ------------      ------------
Net increase (decrease) in cash                                        (4,879)           38,427

Cash at beginning of period                                             7,431               342
                                                                 ------------      ------------
Cash at end of period                                            $      2,552      $     38,769
                                                                 ============      ============




                 See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                 A WHOLLY-OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

           The financial information for the three and six-month periods ended June 30, 1998 and 1997 has not been audited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the current period's presentations. The results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year.


NOTE 2 - The Parent is considering a number of alternatives, including joint ventures or strategic alliances, property and/or company acquisitions, a merger or sale of the Parent, property swaps, and continuing to exploit its inventory of drilling prospects.


NOTE 3 - The Company is involved in certain lawsuits arising in the ordinary course of business. While the outcome of any of these lawsuits cannot be predicted with certainty, management expects these matters to have no material adverse effect on the financial position, results of operations or liquidity of the Company.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         The following discussion is intended to assist in the understanding of Petsec Energy Inc.'s (the "Company's") historical financial position and results of operations for the three-month and six-month periods ended June 30, 1998 and 1997. The Company's unaudited financial statements and notes thereto should be referred to in conjunction with the following discussion.

OVERVIEW

         The Company is the wholly owned principal operating subsidiary of Petsec Energy Ltd, (the "Parent"). The Parent is an Australian public company with ordinary shares listed on the Australian Stock Exchange (symbol: PSA) and American Depositary Receipts ("ADRs") listed on the New York Stock Exchange (symbol: PSJ). Prior to May 18, 1998, the ADRs were listed on The Nasdaq Stock MarketSM (symbol: PSALY). The results discussed in this report refer only to the Company. The Parent's results are filed with the Securities and Exchange Commission separately under forms 6-K (quarterly) and 20-F (annual) and shareholders and ADR holders are advised to refer to these filings.

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

         Oil and gas production is sold under contracts which generally reflect spot market conditions in the central Gulf of Mexico. The Company has historically entered into crude oil and natural gas price swaps to reduce its exposure to commodity price fluctuations. The results of operations described herein reflect any hedging transactions undertaken.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company.


                                                      THREE MONTHS ENDED         SIX MONTHS ENDED JUNE
                                                            JUNE 30                       30
                                                  -------------------------    --------------------------
                                                     1998          1997            1998            1997
                                                  ----------    -----------     ----------     ----------
NET PRODUCTION:
  Gas (MMcf)                                           6,672          6,216         14,254         12,084
  Oil (MBls)                                             537            802          1,220          1,549
  Total (MMcfe)                                        9,894         11,028         21,574         21,378
NET SALES DATA (IN THOUSANDS):
  Gas                                             $   14,632     $   13,062     $   31,665     $   27,992
  Oil                                             $    8,964     $   15,319     $   19,917     $   31,310
  Total                                           $   23,596     $   28,381     $   51,582     $   59,302
AVERAGE SALES PRICE (1):
  Gas (per Mcf)                                   $     2.19     $     2.10     $     2.22     $     2.32
  Oil (per Bbl)                                   $    16.69     $    19.10     $    16.33     $    20.21
  Total (per Mcfe)                                $     2.38     $     2.57     $     2.39     $     2.77
AVERAGE COSTS (PER MCFE):
  Lease operating expenses                        $     0.36     $     0.22     $     0.36     $     0.22
  Depletion, depreciation, and amortization       $     1.40     $     1.39     $     1.34     $     1.38
  General, administrative and other expenses      $     0.18     $     0.11     $     0.15     $     0.12



(1)  Includes effects of hedging activities

         GENERAL. The Company sidetracked two wells during the three-month period ended June 30, 1998. The Ship Shoal 192 sidetrack well was suspended following mechanical problems in the wellbore and the West Cameron 237 sidetrack well was completed as a gas producer.

         The High Island 308 exploration well which commenced drilling in the first quarter was plugged and abandoned.

         The Ship Shoal 193 A-6 sidetrack well which also commenced drilling in the first quarter was deepened before being completed as a dual zone oil producer. Production began late July 1998.

         During the six months to June 30, 1998, the Company drilled and/or sidetracked seven wells, of which three were oil and gas discoveries, two are suspended pending further work for future production and two were plugged and abandoned.

         OIL AND GAS REVENUES. Oil and gas revenues for the three months ended June 30, 1998 were $23.6 million, a decrease of $4.8 million, or 17% below $28.4 million for the comparable period in 1997. A 33% decrease in oil production coupled with a 13% decrease in oil prices resulted in a $6.4 million decrease in oil revenues. A 7% increase in gas production coupled with a 4% increase in gas prices resulted in a $1.6 million increase in gas revenues.

          Oil and gas revenues for the six-month period to June 1998 were $51.6 million, a decrease of $7.7 million, or 13% below $59.3 million for the comparable period in 1997. Oil production in the first half of 1998 decreased 21% and gas production increased 18% over the comparable 1997 period. The average realized prices of oil and gas decreased by 19% and 4% respectively.

         Production in the June quarter was adversely affected by the mechanical failure of the Ship Shoal A-5ST well and by the high line pressures at the Main Pass 6/7/91 gas field, which restricted gas production rates.

         For the three months ended June 30, 1998, the average realized gas price was $2.19 per Mcf, or 2% below the $2.24 per Mcf average gas price that would otherwise have been received if no hedging had taken place. Over the same period, the average realized oil price was $16.69 per Bbl, or 20% above the $13.94 per Bbl average oil price that would otherwise have been received if no hedging had taken place. Hedging activities resulted in a $1.2 million increase in oil and gas revenues. For the comparable period in 1997 the average realized gas price was $2.10 per Mcf, or 1% below the $2.13 per Mcf average gas price that would otherwise have been received if no hedging had taken place. In the same period the average realized oil price was $19.10, or 4% above the $18.45 per Bbl average oil price that would otherwise been received if no hedging had taken place. Hedging activities resulted in a $0.3 million increase in oil and gas revenues for the three-month period ended June 30, 1997.

         In the six-month period to June 30, 1998 the average realized gas price was $2.22 per Mcf, or 1% above the $2.20 per Mcf average gas price that would otherwise have been received if no hedging had taken place. Over the same period, the average realized oil price was $16.33 per Bbl, or 16% above the $14.05 per Bbl average oil price that would otherwise have been received if no hedging had taken place. Hedging activities resulted in a $3.0 million increase in oil and gas revenues. In the six-month period to June 30, 1997, the average realized gas price was $2.32 per Mcf, or 6% below the $2.46 per Mcf average gas price that would otherwise have been received if no hedging had taken place. Over the same period the average realized oil price was $20.21 per Bbl, or 2% above the $19.88 per Bbl average oil price that would otherwise have been received if no hedging had taken place. Hedging activities resulted in a $1.2 million decrease in oil and gas revenues.


         LEASE OPERATING EXPENSES. Lease operating expenses increased $1.1 million, or 44% to $3.6 million for the three months ended June 30, 1998, from $2.5 million for the three months ended June 30, 1997. Lease operating expenses per Mcfe increased from $0.22 for the comparable period in 1997 to $0.36 for the three months ended June 30, 1998.

         Lease operating expenses for the six month period to June 1998 were $7.8 million, an increase of 63% over the corresponding period in 1997. Lease operating expenses per Mcfe increased from $0.22 for the comparable period in 1997 to $0.36 for the first half of 1998.

         While lease operating costs on a per Mcfe basis were in line with the previous quarter, they have increased from a year ago primarily due to an increase in well remedial work and lower production volumes.

         DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). DD&A expense decreased $1.5 million, or 10%, to $13.8 million for the three months ended June 30, 1998, from $15.3 million for the same period in 1997 due to a decrease in production. The depletion rate per unit of $1.40 per Mcfe for the second quarter of 1998 increased slightly from $1.39 per Mcfe for the same quarter in 1997.

         DD&A expense for the six-month period to June 1998 decreased to $28.9 million from $29.4 million for the corresponding period in 1997. The depletion rate per unit of $1.34 per Mcfe for the six-month period to June 1998 decreased from $1.38 per Mcfe for the corresponding period in 1997.

         EXPLORATION EXPENDITURES. Seismic, geological and geophysical expenditures of $3.0 million were expensed during the three-month period ended June 30, 1998, an increase of $1.9 million over the comparable period in 1997.

         Exploration expenditures for the six months to June 30, 1998 totaled $4.9 million, an increase of $2.5 million over the comparable period in 1997.

         DRY HOLE COSTS AND IMPAIRMENTS. During the quarter ended June 30, 1998, $17.1 million was expensed for dry hole costs incurred on the High Island 308 #1 and South Marsh Island 189 #1 wells.

         For the six months ended June 30, 1998, $34.1 million was expensed for dry hole and impairment costs incurred primarily on the South Marsh Island 189 #1, High Island 308 #1 and West Cameron 480 #2 wells.

          GENERAL, ADMINISTRATIVE AND STOCK COMPENSATION EXPENSE. General, administrative and stock compensation expense increased $0.6 million, or 43%, to $2.0 million for the three months ended June 30, 1998 from $1.4 million for the comparable period in 1997.

         For the six-month period to June 30, 1998, the expense increased $0.7 million to $3.7 million from $3.0 million for the comparable period in 1997.

           On a per mcfe basis, the rate increased from $0.11/Mcfe and $0.12/Mcfe for the three and six-month periods ended June 30, 1997 to $0.18/Mcfe and $0.15/Mcfe for the respective periods in 1998.

         NET INCOME. As a result of the dry hole and impairment costs discussed above, a net loss for the three months ended June 30, 1998 of $11.0 million was recorded, a decrease of $14.0 million, over the earnings of $3.0 million for the three months ended June 30, 1997. The net loss for the six months ended June 30, 1998 was $20.0 million, a decrease of $30.6 million over the earnings of $10.6 million for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The following table represents cash flow data for the Company for the periods indicated.

                                                                Six Months Ended
                                                                    June 30,
                                                                 ( in Thousands)

                                                                 1998         1997
                                                               -------      -------
Cash flow data:
     Net cash provided by operating activities                 $35,954      $47,326
     Net cash used in investing activities                      75,833       69,881
     Net cash provided by financing activities                  35,000       60,982

         The decrease in cash provided by operating activities during the six-month period ended June 30, 1998 compared to the same period in 1997, was primarily due to decreased oil production coupled with lower prices for both commodities.

         The increase in cash used in investing activities in 1998 over 1997 was due to expenditures on exploration and development activities.

         The cash provided by financing activities in 1998 consisted solely of borrowings under the bank credit facility. The cash provided by financing activities in 1997 consisted primarily of net proceeds from a Senior Subordinated Note issue after repayment of borrowings under the bank facility.

         Since 1990 the Company has financed its working capital needs, operations and growth primarily with advances from the Parent, cash flow from operations, a Senior Subordinated debt offering and bank borrowings.

         Petsec Energy Ltd made an initial cash investment of $11.4 million in the Company and, subsequently, increased this investment with advances of $18.5 million from an Australian offering of Ordinary Shares in September 1995 and $31.0 million out of net proceeds from a U.S. offering of ADRs in July 1996.

         Funds advanced by the Parent have historically been provided in the form of subordinated loans. These loans are subordinated to the bank credit facility and Senior Subordinated Notes. At June 30, 1998, the US dollar loans bear interest at 7.34% and in the case of Australian dollar borrowings, 6.50%. The loans from the Parent do not have mandatory principal payments due until December 31, 2007. No interest was paid or accrued on these loans prior to June 1, 1997. Payments or distributions made by the Company to its Parent have been made principally for reimbursement of direct expenses incurred in connection with the Company's operations.

         In April 1996, the Company entered into a $75 million bank credit facility, under which the current borrowing base is $75 million, with a sublimit of $15 million for letter of credit purposes to support the bonding requirements of the MMS and commodity swap transactions. At June 30, 1998, borrowings outstanding under the bank credit facility were $35 million. The bank credit facility is a two-year revolving credit facility followed by a two-year term period requiring equal quarterly amortization payments. The bank credit facility was amended in 1997 to mature in April 2001. The bank credit facility is secured by the Company's Gulf of Mexico producing properties and contains financial covenants that require the Company to maintain a ratio of senior debt to earnings before interest, taxes, depreciation and amortization of not more than
4.0 to 1.0 and a coverage ratio of earnings before interest and taxes to total interest of not less than 3.0 to 1.0. The Company is currently in compliance with all financial covenants under the bank credit facility. Outstanding borrowings accrue interest at the rate of LIBOR plus a margin of 1.25% to 1.75% per annum, depending upon the total amount borrowed. The Company is obligated to pay a fee equal to .30% to .35% per annum based on the unused portion of the borrowing base under the facility.

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

         In June of 1997, the Company issued $100 million of 9 1/2% Senior Subordinated Notes due in 2007 (the "Notes"). The Notes were issued at a discount with a yield to maturity of 9.56% per annum. The net proceeds from the offering of the Notes were approximately $96.7 million. The Company used a portion of the net proceeds to repay borrowings under the bank credit facility. The remainder of the net proceeds was used to provide working capital for the Company to fund further exploration and development of its oil and gas properties, the acquisition of lease blocks and other general corporate purposes.

         For 1998, the Company originally budgeted capital expenditures of $160 million for exploration and development. Capital expenditure is continually re-evaluated based on drilling results, commodity prices, cash flow from operations and property acquisitions. The Company expects capital expenditures for 1998 to be below that budgeted. During the three-month period ended June 30, 1998, the Company spent $43.5 million on capital and exploration expenditures and in the six months ended June 30, 1998 spent $75.8 million. On July 8, 1998, the Company was awarded the last of seven leases it successfully bid for at the OCS Louisiana Offshore Sale held on March 18, 1998. The Company intends to finance expenditures for the remainder of 1998 with cash flow from operations and bank borrowings.

         At June 30, 1998, the Company had a working capital deficit of $31.2 million due to activity in the drilling program and lease acquisitions. In July, the Company drew $18 million under the bank credit facility in order to reduce the working capital deficit.

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

         As of June 30, 1998, for the remainder of 1998, the Company had entered into commodity swaps effectively fixing the price of 8.3 million MMbtu of gas at a volume-weighted average New York Mercantile Exchange ("NYMEX") price of $2.19 per MMbtu. The Company had also entered into commodity swap contracts for 12.8 million MMbtu and 760,000 MMbtu at volume-weighted average NYMEX prices of $2.26 per MMbtu and $2.15 per MMbtu for calendar years 1999 and 2000, respectively.

         As of June 30, 1998, for the remainder of 1998, the Company had entered into commodity swap contracts for 552,000 barrels of oil at a volume-weighted average NYMEX price of $20.10 per barrel. The Company had also entered into commodity swap contracts for 365,000 Bbls and 152,000 Bbls at volume-weighted average NYMEX prices of $19.70 per Bbl and $19.70 per Bbl for calendar years 1999 and 2000, respectively.

         The fair value at June 30, 1998, represented by the estimated amount that would be required to terminate these contracts, was a net cost of $4.5 million for the gas contracts and a net benefit of $3.9 million for the oil contracts.

Collars:

         The Company also enters into collar agreements with third parties. A collar agreement is similar to a swap agreement except that the Company receives the difference between the floor price and the floating price if the floating price is below the floor. The Company pays the difference between the ceiling price and the floating price if the floating price is above the ceiling. As of June 30, 1998, the Company had 920,000 MMbtu of gas hedged through December 1998 in a costless collar with a floor price of $2.00 per MMbtu and a ceiling price of $3.70 per MMbtu. The effect to the Company to terminate this contract at June 30, 1998 was estimated to be a net cost of $2,000.

         The Company has proved reserves sufficient to cover all of these contracts and does not trade in derivatives without underlying forecasted production and proved reserves.

YEAR 2000

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company is using internal resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. Management can not yet estimate the year 2000 compliance expense and related potential effect on the Company's financial position, results of operations or liquidity. In addition, while the Company is addressing the Year 2000 problem with various third parties such as vendors and customers, no assurances can be made that such external sources will be Year 2000 compliant.


NEW ACCOUNTING PRONOUNCEMENTS

         In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge", cash flow hedge", or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, or other specified foreign currency transactions. Statement 133 amends and supersedes a number of existing Statements of Financial Accounting Standards, and nullifies or modifies the consensuses reached in a number of issues addressed by the Emerging Issues Task Force. Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is assessing the impact of adoption of Statement 133, and at the present time, has not quantified the effect of adoption or continuing impact of such adoption.

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

27                Financial Data Schedule


There were no reports on Form 8-K filed during the quarter covered by this report.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 Petsec Energy Inc.

August 14 , 1998                      By:    /s/ Ross A. Keogh



                                             ------------------------
                                             Ross A. Keogh
                                             Vice President Finance and
                                             Administration
                                             (principal financial officer)






August 14, 1998                    By:   /s/ James E. Slatten, III



                                             ------------------------
                                             James E. Slatten, III
                                             Secretary
                                             (duly authorized officer)

Exhibit No.                      Exhibit
4.1               Articles of Incorporation of the Company (filed as Exhibit
                  4.1 to the Registration Statement on Form S-4 filed on July
                  18, 1997 and is included herein by reference (File No.
                  333-31625))

4.2               By-Laws of the Company (filed as Exhibit 4.2 - to the
                  Registration Statement on Form S-4 filed on July 18, 1997 and is included herein by referende (File No. 333-31625))

4.3 Indenture dated as of June 13, 1997 among the Company, as the Bank of New York, as trustee (filed as Exhibit 4.3-to the Registrstion Statement on Form S-4 filed on July 18, 1997 and is included herein by reference (File No. 333-31625))

4.4 registration Rights Agreement dated June 13, 1997 by among the Company and Merrill, Lynch, Pierce, Fenner & Smith
                  Incorporated, Donaldson, Lufkin & Jenrette Securities corporation and salomon Brothers Inc (filed as Exhibit 4.4 to the Registrstion Statement on Form S-4 filed on July 18, 1997 and is included herein by reference (File No. 333-31625))

10.1              Credit Agreement by and among Petsec Energy Inc. and Chase
                  Manhattan Bank and certain financial institutions named therein as Lenders (filed as Exhibit 10.1 to the Registration
                  Statement on Form S-4 filed on July 18,1997 and is included herein by reference (File No. 333-31625))

27                Financial Data Schedule