Form 10-Q
period 1998-09-30
PETSEC ENERGY INC
filed 1998-11-13
CIK 1041895

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
===============================================================================

(Mark One)

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1998

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from..............to...............
                     Commission file number 333-31625*

                               PETSEC ENERGY INC.*
             (Exact name of Registrant as specified in its charter)

           NEVADA                                              84-1157209
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

    143 RIDGEWAY DRIVE, SUITE 113
      LAFAYETTE, LOUISIANA                                       70503
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

                                YES [ X ] NO [ ]

*Petsec Energy Inc. is a wholly owned operating subsidiary of Petsec Energy Ltd, a listed Australian public company registered with the Commission as a result of its public offering in July 1996 of American Depositary Receipts ("ADRs") which are traded on the New York Stock Exchange (symbol: PSJ). Shareholders and holders of American Depositary Shares are advised to refer to the filings of Petsec Energy Ltd for the consolidated results.

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


Item 1.   Financial Statements......................................................   3
              Balance Sheets........................................................   3
              Statements of Operations and Retained Earnings........................   4
              Statements of Cash Flows..............................................   5
              Notes to Financial Statements.........................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations....................................................   7-14


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K..........................................   15


SIGNATURES..........................................................................   16

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                                 BALANCE SHEETS
                  (Dollars in thousands, except share amounts)
                                     ASSETS

                                                                  SEPTEMBER 30,
                                                                       1998           DECEMBER 31,
                                                                   (UNAUDITED)           1997
                                                                  -------------       ------------
Current Assets:
    Cash                                                          $       916         $     7,431
    Accounts receivable                                                 5,297              13,978
    Other receivables                                                     261                  80
    Inventories of crude oil                                               21                  43
    Prepaid expenses                                                      480                 258
                                                                  -----------         -----------
          Total Current Assets                                          6,975              21,790

Property, plant and equipment - at cost under the successful efforts method of accounting for oil and gas properties
    Proved oil and gas properties                                     290,516             227,049
    Unproved oil and gas properties                                    34,078              20,759
    Production facilities                                              76,467              66,956
    Other                                                               1,950               1,527
                                                                  -----------         -----------
                                                                      403,011             316,291

    Less accumulated depletion, depreciation and amortization        (156,217)           (106,977)
                                                                  -----------         -----------
    Net property, plant and equipment                                 246,794             209,314
                                                                  -----------         -----------
Other Assets                                                            2,761               3,000
                                                                  -----------         -----------
          Total Assets                                             $  256,530         $   234,104
                                                                  ===========         ===========


                      LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
    Trade accounts payable                                             11,806              15,107
    Interest payable                                                    3,901               1,720
    Other accrued liabilities                                           4,339              11,967
    Bank credit facility                                                8,250                  --
                                                                  -----------         -----------
          Total Current Liabilities                                    28,296              28,794

Senior subordinated notes                                              99,649              99,630
Bank credit facility                                                   57,750                  --
Subordinated shareholder loan                                          36,624              37,298
Provision for dismantlement                                             4,183               3,289
Deferred income taxes                                                   3,379              16,458
                                                                  -----------         -----------
          Total Liabilities                                       $   229,881         $   185,469
                                                                  -----------         -----------
Shareholder's Equity:
    Common stock, $1 par value;  authorized
        1,000,000 shares; issued and outstanding 1 share                   --                  --
    Additional paid-in-capital                                         21,489              20,981
    Retained earnings                                                   5,160              27,654
                                                                  -----------         -----------
          Total Shareholder's Equity                                   26,649              48,635
                                                                  -----------         -----------
          Total Liabilities and Shareholder's Equity              $   256,530         $   234,104
                                                                  ===========         ===========

                 See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                     -----------------------        -----------------------
                                                         1998         1997             1998          1997
                                                         ----         ----             ----          ----
Revenue:
    Oil and gas sales                                $   20,589   $   32,668        $  72,171    $   91,970
                                                      ---------    ---------         --------     ---------
Operating Expenses:
    Lease operating expenses                              2,997        2,741           10,477         7,116
    Production taxes                                        145          162              479           550
    Exploration expenditures                              1,645        2,784            6,515         5,213
    Dry hole costs and impairments                        2,169        5,352           36,225         7,611
    General and administrative                            1,492        1,508            4,785         4,111
    Stock compensation                                      106          209              508           627
    Depletion, depreciation and amortization             12,702       19,103           41,634        48,528
                                                      ---------    ---------         --------     ---------

Total operating expenses:                                21,256       31,859          100,623        73,756
                                                      ---------    ---------         --------     ---------

Income (loss) from operations                              (667)         809          (28,452)       18,214
                                                      ---------    ---------         --------     ---------
Other income (expenses):
    Interest expense                                     (3,355)      (3,251)          (8,045)       (5,350)
    Interest income                                          69          412              238           615
    Other, principally foreign exchange gain                110          356              686           547
                                                      ---------    ---------         --------     ---------
                                                         (3,176)      (2,483)          (7,121)       (4,188)
                                                      ---------    ---------         --------     ---------

Income (loss) before income taxes                        (3,843)      (1,674)         (35,573)       14,026

Income tax benefit (expense)                              1,384          603           13,079        (4,531)
                                                      ---------    ---------         --------     ---------

Net income (loss)                                        (2,459)      (1,071)         (22,494)        9,495

Retained earnings at beginning of period                  7,619       25,120           27,654        14,554
                                                      ---------    ---------         --------     ---------

Retained earnings at end of period                   $    5,160   $   24,049        $   5,160   $    24,049
                                                      =========    =========         ========    ==========

                 See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                      -----------------
                                                                     1998             1997
                                                                     ----             ----
Cash flows from operating activities:
  Net income (loss)                                            $    (22,494)       $   9,495
  Adjustments to reconcile income (loss) to net
    cash provided by operating activities:
    Depletion, depreciation and amortization                         41,634           48,528
    Deferred income taxes                                           (13,079)           4,531
    Dry hole costs and impairments                                   36,225            7,611
    Other                                                               774              193
    Changes in operating assets and liabilities:
       Decrease (increase) in receivables                             8,681           (2,478)
       Decrease in inventories                                           22                5
       Increase in prepayments                                         (222)            (414)
       Decrease (increase) in other receivables                        (181)              46
       Decrease in trade accounts payable                            (2,156)            (249)
       Decrease in other accrued liabilities                           (873)            (638)
       Increase in interest payable                                   2,181            3,236
                                                                -----------         --------
          Net cash provided by operating activities                  50,512           69,866
                                                                -----------         --------
Cash flows from investing activities:
    Lease acquisitions                                               (8,147)          (7,189)
    Exploration and development expenditures                       (114,428)        (100,601)
    Other asset additions                                              (452)          (1,924)
                                                                -----------         --------

          Net cash used in investing activities                    (123,027)        (109,714)
                                                                -----------         --------

Cash flows from financing activities:
    Proceeds from senior subordinated notes                               _           96,532
    Proceeds from bank credit facility                               66,000           21,000
    Repayment of bank credit facility                                     _          (58,000)
    Proceeds from shareholder loans                                       _            1,500
    Repayment of shareholder loans                                        _           (1,165)
                                                                -----------         --------

          Net cash provided by financing activities                  66,000           59,867
                                                                -----------         --------

Net increase (decrease) in cash                                      (6,515)          20,019

Cash at beginning of period                                           7,431              342


Cash at end of period                                          $        916        $  20,361
                                                                ===========         ========


                 See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                 A WHOLLY-OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

           The financial information for the three and nine-month periods ended September 30, 1998 and 1997 has not been audited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the current period's presentations. The results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year.


NOTE 2 - The Parent announced on June 22, 1998 that it had retained a US investment banking firm to assist in identifying and considering strategic opportunities available to it. These may include joint ventures or strategic alliances, property and/or company acquisitions, a merger or sale of the Parent, property swaps, and continuing to exploit the Company's inventory of drilling prospects. It was noted in the announcement that there can be no assurance that a transaction of any kind will result from this process.


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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         The following discussion is intended to assist in the understanding of Petsec Energy Inc.'s (the "Company's") historical financial position and results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997. The Company's unaudited financial statements and notes thereto should be referred to in conjunction with the following discussion.


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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company.

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30                SEPTEMBER 30
                                                  ------------------------    ------------------------
                                                      1998       1997               1998         1997
                                                      ----       ----               ----         ----
NET PRODUCTION:
  Gas (MMcf)                                          5,802      8,134             20,056      20,218
  Oil (MBls)                                            549        775              1,769       2,324
  Total (MMcfe)                                       9,096     12,784             30,670      34,162
NET SALES DATA (IN THOUSANDS):
  Gas                                               $11,998    $18,209            $43,663     $46,201
  Oil                                                $8,591    $14,459            $28,508     $45,769
  Total                                             $20,589    $32,668            $72,171     $91,970
AVERAGE SALES PRICE (1):
  Gas (per Mcf)                                       $2.07      $2.24              $2.18       $2.29
  Oil (per Bbl)                                      $15.65     $18.66             $16.12      $19.69
  Total (per Mcfe)                                    $2.26      $2.56              $2.35       $2.69
AVERAGE COSTS (PER MCFE):
  Lease operating expenses                            $0.35      $0.23              $0.36       $0.22
  Depletion, depreciation, and amortization           $1.40     $ 1.49              $1.36       $1.42
  General, administrative and other expenses          $0.16      $0.12              $0.16       $0.12

(1)  Includes effects of hedging activities

         GENERAL. The Company drilled one exploratory well, Main Pass 91 East #1, during the three-month period ended September 30, 1998. The well was plugged and abandoned in October 1998.

         Production in the September 1998 quarter was adversely affected by a succession of hurricanes and tropical storms during September which caused evacuation of facilities and deferral of approximately 0.9 Bcfe (gross) of production. Hurricane Georges caused physical damage to several platforms and facilities and to the drilling rig and surface equipment on the Main Pass 91 East #1 well. The total estimated cost of repairs is $3.0 million, which is expected to be covered by insurance policies subject to a $0.2 million deductible.

         During the nine months to September 30, 1998, the Company has drilled and/or sidetracked eight wells, three of which were oil and gas discoveries, two of which are suspended pending further work for future production and three of which were plugged and abandoned.

         OIL AND GAS REVENUES. Oil and gas revenues for the three months ended September 30, 1998 were $20.6 million, a decrease of $12.1 million, or 37% below $32.7 million for the comparable period in 1997. A 29% decrease in oil production coupled with a 16% decrease in oil prices resulted in a $5.9 million decrease in oil revenues. A 29% decrease in gas production coupled with an 8% decrease in gas prices resulted in a $6.2 million decrease in gas revenues.

         Oil and gas revenues for the nine-month period to September 30, 1998 were $72.2 million, a decrease of $19.8 million, or 22% below $92.0 million for the comparable period in 1997. Oil production in the nine months to September 30, 1998 decreased 24% while gas production was in line with the comparable 1997 period. The average realized prices of oil and gas decreased by 18% and 5%, respectively.

         For the three months ended September 30, 1998, the average realized gas price was $2.07 per Mcf, or 6% above the $1.96 per Mcf average gas price that would otherwise have been received if no hedging had taken place. Over the same period, the average realized oil price was $15.65 per Bbl, or 24% above the $12.65 per Bbl average oil price that would otherwise have been received if no hedging had taken place. Hedging activities resulted in a $2.3 million increase in oil and gas revenues. For the comparable period in 1997, the average realized gas price was $2.24 per Mcf, or 3% below the $2.30 per Mcf average gas price that would otherwise have been received if no hedging had taken place. In the same period, the average realized oil price was $18.66, or 4% above the $17.95 per Bbl average oil price that would otherwise have been received if no hedging had taken place. Hedging activities resulted in a $0.1 million increase in oil and gas revenues for the three-month period ended September 30, 1997.

         In the nine-month period to September 30, 1998, the average realized gas price was $2.18 per Mcf, or 2% above the $2.13 per Mcf average gas price that would otherwise have been received if no hedging had taken place. In the same period, the average realized oil price was $16.12 per Bbl, or 18% above the $13.62 per Bbl average oil price that would otherwise have been received if no hedging had taken place. Hedging activities resulted in a $5.3 million increase in oil and gas revenues. In the nine-month period to September 30, 1997, the average realized gas price was $2.29 per Mcf, or 4% below the $2.39 per Mcf average gas price that would otherwise have been received if no hedging had taken place. In the same period, the average realized oil price was $19.69 per Bbl, or 2% above the $19.23 per Bbl average oil price that would otherwise have been received if no hedging had taken place. Hedging activities resulted in a $1.1 million decrease in oil and gas revenues.

         LEASE OPERATING EXPENSES (including production taxes). Lease operating expenses increased $0.2 million, or 7%, to $3.1 million for the three months ended September 30, 1998, from $2.9 million for the three months ended September 30, 1997. Lease operating expenses per Mcfe increased from $0.23 for the comparable period in 1997 to $0.35 for the three months ended September 30, 1998.

         Lease operating expenses for the nine-month period to September 1998 were $11.0 million, an increase of 43% over the corresponding period in 1997. Lease operating expenses per Mcfe increased from $0.22 for the comparable period in 1997 to $0.36 for the nine-month period to September 1998.

         Lease operating costs on a per Mcfe basis have increased from a year ago primarily due to increased expenses and lower production volumes that resulted, in part, from the adverse weather conditions in the third quarter of 1998.

         DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). DD&A expense decreased $6.4 million, or 34%, to $12.7 million for the three months ended September 30, 1998, from $19.1 million for the same period in 1997 due to a decrease in production. The depletion rate per unit of $1.40 per Mcfe for the third quarter of 1998 decreased 6% from $1.49 per Mcfe for the same quarter in 1997.

         DD&A expense for the nine-month period to September 1998 decreased to $41.6 million, from $48.5 million for the corresponding period in 1997 due to decreased production volumes. The depletion rate per unit of $1.36 per Mcfe decreased for the nine-month period to September 1998 from $1.42 per Mcfe for the corresponding period in 1997.

         EXPLORATION EXPENDITURES. Seismic, geological and geophysical expenditures of $1.6 million were expensed during the three-month period ended September 30, 1998, a decrease of $1.2 million over the comparable period in 1997.

         Exploration expenditures for the nine months to September 30, 1998 totaled $6.5 million, an increase of $1.3 million over the comparable period in 1997.

         DRY HOLE COSTS AND IMPAIRMENTS. During the quarter ended September 30, 1998, $2.2 million was expensed for the costs incurred on the Main Pass 91 East #1 well through September 30, 1998.

         For the nine months ended September 30, 1998, $36.2 million was expensed for dry hole and impairment costs incurred primarily on the South Marsh Island 189 #1, High Island 308 #1, West Cameron 480 #2 and Main Pass 91 East #1 wells.

         GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense for the three months ended September 30, 1998 was in line with the comparable period in 1997.

         For the nine-month period to September 30, 1998, general and administrative expense increased $0.7 million to $4.8 million from $4.1 million for the comparable period in 1997.

         On a per Mcfe basis, the rate for general and administrative expense increased from $0.12 per Mcfe each for the three and nine-month periods ended September 30, 1997 to $0.16 per Mcfe for the respective periods in 1998. The increase in unit rate is largely due to lower production.

         STOCK COMPENSATION EXPENSE. Stock compensation expense for the three-month and nine-month periods ended September 30, 1998 was in line with the comparable 1997 periods. Stock compensation expense is a non-cash item.

         NET INCOME (LOSS). Primarily as a result of the dry hole costs and lower revenues discussed above, a net loss for the three months ended September 30, 1998 of $2.5 million was recorded, an inecrease of $1.4 million over the net loss of $1.1 million for the three months ended September 30, 1997. The net loss for the nine months ended September 30, 1998 was $22.5 million, a decrease of $32.0 million over the earnings of $9.5 million for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The following table represents cash flow data for the Company for the periods indicated.

                                                         Nine Months Ended
                                                          September 30,
                                                      ----------------------
                                                          (in Thousands)
                                                      1998              1997
                                                      ----              ----
Cash flow data:
     Net cash provided by operating activities      $ 50,512       $  69,866
     Net cash used in investing activities           123,027         109,714
     Net cash provided by financing activities        66,000          59,867

         The decrease in cash provided by operating activities during the nine-month period ended September 30, 1998, compared to the same period in 1997, was primarily due to decreased oil production coupled with lower prices for both oil and gas.

         The increase in cash used in investing activities in 1998 over 1997 was due to expenditures on exploration and development activities.

         The cash provided by financing activities in 1998 consisted solely of borrowings under the bank credit facility. The cash provided by financing activities in 1997 consisted primarily of net proceeds from a senior subordinated debt offering after repayment of borrowings under the bank facility.

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

         Funds advanced by the Parent have historically been provided in the form of subordinated loans. These loans are subordinated to the bank credit facility and the Notes (as defined below). At September 30, 1998, the US dollar loans bear interest at 7.25% and in the case of Australian dollar borrowings, 6.83%. The loans from the Parent have no mandatory principal payments due until December 31, 2007. No interest was paid or accrued on these loans prior to June 1, 1997. Payments or distributions made by the Company to its Parent have been made principally for reimbursement of direct expenses incurred in connection with the Company's operations.

         In April 1996, the Company entered into a $75 million bank credit facility, under which the current borrowing base is $75 million, with a sublimit of $15 million for letter of credit purposes to support the bonding requirements of the MMS and commodity swap transactions. At September 30, 1998, borrowings outstanding under the bank credit facility were $66 million. The bank credit facility is a two-year revolving credit facility followed by a two-year term period requiring equal quarterly amortization payments. The bank credit facility was amended in 1997 to mature in April 2001. The bank credit facility is secured by the Company's Gulf of Mexico producing properties and contains financial covenants that require the Company to maintain a ratio of senior debt to earnings before interest, taxes, depreciation and amortization of less than or equal to 4.0 to 1.0 for the period June 30, 1998 through and including December 31, 1998 and less than or equal to 3.5 to 1.0 thereafter, and a coverage ratio of earnings before interest and taxes to total interest of not less than 3.0 to
1.0. The Company is currently in compliance with all financial covenants under the bank credit facility. Outstanding borrowings accrue interest at the rate of LIBOR plus a margin of 1.25% to 1.75% per annum, depending upon the total amount borrowed. The Company is obligated to pay a fee equal to .30% to .375% per annum based on the unused portion of the borrowing base under the facility.

         The Company's ability to borrow under the bank credit facility is dependent upon the reserve value of its oil and gas properties, as determined by the Chase Manhattan Bank ("Chase"). If the reserve value of the Company's borrowing base declines, the amount available to the Company under the bank credit facility will be reduced, and to the extent that the borrowing base is less than the amount then outstanding (including letters of credit) under the bank credit facility, the Company will be obligated to repay such excess amount upon ninety days' notice from Chase or to provide additional collateral.

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

         For 1998, the Company originally budgeted capital expenditures of $160 million for exploration and development. Capital expenditures are continually re-evaluated based on drilling results, commodity prices, cash flow from operations and property acquisitions. The Company expects capital expenditures for 1998 to be below that budgeted. During the three-month period ended September 30, 1998, the Company spent $47.2 million on capital and exploration expenditures, and in the nine months ended September 30, 1998, spent $123.0 million. On October 6, 1998, the Company was the successful high bidder on two leases at the Texas State Waters Lease Sale ($0.5 million). The Company intends to finance expenditures for the remainder of 1998 and into 1999 with cash flow from operations and bank borrowings.

         As a result of activity in the drilling program and lease acquisitions, the Company had a working capital deficit at September 30, 1998 of $21.3 million, an improvement of $9.9 million over the $31.2 million working capital deficit at June 30, 1998.


HEDGING TRANSACTIONS

         From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow and to reduce its exposure to oil and gas price fluctuations. While these hedging arrangements limit the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The creditworthiness of counterparties is subject to continuing review and full performance is anticipated. The Company limits the duration of the transactions and the percentage of its expected aggregate oil and gas production that may be hedged. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered.



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

         As of September 30, 1998, for the remainder of 1998, the Company had entered into commodity swaps effectively fixing the price of 3.8 million MMbtu of gas at a volume-weighted average New York Mercantile Exchange ("NYMEX") price of $2.21 per MMbtu. The Company had also entered into commodity swap contracts for 12.8 million MMbtu and 760,000 MMbtu at volume-weighted average NYMEX prices of $2.28 per MMbtu and $2.15 per MMbtu for calendar years 1999 and 2000, respectively.

         As of September 30, 1998, for the remainder of 1998, the Company had entered into commodity swap contracts for 276,000 barrels of oil at a volume-weighted average NYMEX price of $20.10 per barrel. The Company had also entered into commodity swap contracts for 365,000 Bbls and 152,000 Bbls at a volume-weighted average NYMEX price of $19.70 per Bbl for calendar years 1999 and 2000, respectively.

         The fair value at September 30, 1998, represented by the estimated amount that would be required to terminate these contracts, was a net cost of $1.0 million for the gas contracts and a net benefit of $2.3 million for the oil contracts.

Collars:

         The Company also enters into collar agreements with third parties. A collar agreement is similar to a swap agreement except that the Company receives the difference between the floor price and the floating price if the floating price is below the floor. The Company pays the difference between the ceiling price and the floating price if the floating price is above the ceiling. As of September 30, 1998, the Company had 460,000 MMbtu of gas hedged through December 1998 in a costless collar with a floor price of $2.00 per MMbtu and a ceiling price of $3.70 per MMbtu. The effect to the Company to terminate this contract at September 30, 1998 was estimated to be a net cost of $3,878.

         The Company has proved reserves sufficient to cover all of these contracts and does not trade in derivatives without underlying forecasted production and proved reserves.


YEAR 2000

         The Company has a plan in place to address Year 2000 ("Y2K") issues. The plan requires the Company to assess its information technology ("IT") systems and non-information technology ("non-IT") systems (primarily embedded technology in process control equipment containing microprocessors or other similar circuitry) and those of its principal suppliers, customers and business associates whose Y2K readiness could reasonably be expected to have a material effect on the Company's business, results of operations or financial condition. The Company has identified all material IT and non-IT systems it uses directly in its operations that could be affected by Y2K issues. Of these identified systems, the Company has verified the Y2K readiness of 95% of the systems, with 10% having been found to have Y2K compliance problems. All presently identified compliance problems can be remedied without the expenditure of any material sums. In addition, the licensor of the Company's primary financial software has certified that this software is Y2K compliant. Surveys are expected back from the Company's principal suppliers, customers and business associates by the end of November, and are expected to be assessed by the Company's management before January 1, 1999. There can be no guarantee, however, that the systems of other companies on which the Company's operations rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

         The Company has begun to formulate contingency plans to address Y2K risks. These contingency plans presently consist of identifying suppliers, hydrocarbon purchasers and other business associates that have developed systems that are Y2K compliant. In addition, the Company is working on plans to conduct its operations manually in the event an unexpected Y2K problem would shut down significant systems. There can be no assurance that the Company's contingency plans will be effective to mitigate an anticipated Y2K compliance problem or that the Company has anticipated all Y2K compliance problems that could arise.

         The Company has and will utilize both internal and external resources to complete tasks and perform testing necessary to address the Y2K issue. The Company expects to continue to assess its Y2K risks and develop contingency plans to minimize those risks over the next twelve months. To date, the Company has not incurred any significant costs on its Y2K project and estimates a total cost of less than $80,000 related to the assessment and remediation of Year 2000 issues.


NEW ACCOUNTING PRONOUNCEMENTS

         In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge", cash flow hedge", or a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, or other specified foreign currency transactions. Statement 133 amends and supersedes a number of existing Statements of Financial Accounting Standards, and nullifies or modifies the consensus reached in a number of issues addressed by the Emerging Issues Task Force. Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is assessing the impact of adoption of Statement 133, and at the present time, has not quantified the effect of adoption or continuing impact of such adoption.

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




                                            Petsec Energy Inc.

  November 13, 1998                   By:        /s/ Ross A. Keogh
                                                ---------------------------
                                                Ross A. Keogh
                                                Vice President Finance and
                                                Administration
                                               (principal financial officer)






  November 13, 1998                   By:        /s/ James E. Slatten, III
                                                --------------------------
                                                James E. Slatten, III
                                                Secretary
                                                (duly authorized officer)

                                EXHIBIT INDEX


                        27 -- Financial Data Schedule