Form 10-K405
period 1998-12-31
PETSEC ENERGY INC
filed 1999-03-31
CIK 1041895

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
================================================================================

(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-28608

                               PETSEC ENERGY INC.*
             (Exact name of Registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                         143 Ridgeway Drive, Suite 113
                           Lafayette, Louisiana 70503
                    (Address of principal executive offices)

                                 (318) 989-1942
              (Registrant's Telephone Number, including Area Code)

                                   84-1157209
                        (IRS Employer Identification No.)

           Securities registered pursuant to Section 12(b) of the Act.

        Title of each                                 Name of each exchange
            class                                      on which registered
             None                                             None

           Securities registered pursuant to Section 12(g) of the Act.
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

All of the registrant's voting stock is held by affiliates of the registrant. As of March 31, 1999, there was outstanding 1 share of Common Stock, par value $1.00 per share, of the registrant.

*Petsec Energy Inc. is a wholly owned operating subsidiary of Petsec Energy Ltd, a listed Australian public company registered with the Commission as a result of its public offering of American Depositary Receipts ("ADRs") listed on the New York Stock Exchange (symbol: PSJ). Shareholders and holders of American Depositary Shares are advised to refer to the filings of Petsec Energy Ltd for the consolidated results.

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
Glossary of Certain Industry Terms..................................................   3

                                     PART I

Item 1.  Description of Business....................................................   5
Item 2.  Description of Properties..................................................  21
Item 3.  Legal Proceedings..........................................................  22
Item 4.  Submission of Matters to a Vote of Security Holders........................  22

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters......  22
Item 6.  Selected Financial Data....................................................  23
Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations....................................................  24
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.................  32
Item 8.  Financial Statements and Supplementary Data................................  33
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure ..............................................................  33

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ........................  33
Item 11. Executive Compensation.....................................................  35
Item 12. Security Ownership of Certain Beneficial Owners and Management.............  38
Item 13. Certain Relationships and Related Transactions.............................  38

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........  38

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

         Bcf. Billion cubic feet.

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

         OCS. Outer Continental Shelf.

         Oil. Crude oil and condensate.

         Present value or PV10. When used with respect to oil and natural gas reserves, the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

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

                                     PART I

                                ITEM 1 - BUSINESS

GENERAL

     Petsec Energy Inc. (the "Company") is an independent oil and gas exploration and production company with its operations in the offshore waters of the Gulf of Mexico. The Company is the principal operating subsidiary of Petsec Energy Ltd,("Parent Company"), an Australian public company with ADRs listed on the New York Stock Exchange (symbol: PSJ). Since establishing its Gulf of Mexico operations in 1990, the Company has employed a focused, integrated strategy of exploration and development to generate increases in reserves, production and cash flow.

     As of December 31, 1998, and after taking into account the sale of a 50% working interest in certain of its oil and gas properties to Apache Corporation ("Apache") the Company's estimated net proved reserves were 90.3 Bcfe (approximately 65% of which were attributable to natural gas), with a PV10 of approximately $67.1 million.

     The Company owns 44 leases on the Outer Continental Shelf, of which, effective January 1, 1999, 23 leases are held in a 50% joint venture with Apache. The Company is currently negotiating to farm out a number of the 21 leases in which it owns a 100% interest.

     The Company has assembled a team of geologists, geophysicists and engineers with an extensive base of knowledge regarding geophysical processing and interpretation of data, as well as field operating practices in the Gulf of Mexico. The Company believes that focusing its drilling activities on properties in a relatively concentrated area in the Gulf of Mexico permits it to utilize its base of geological, engineering, and production experience in the region to enhance its drilling.

     Until recently, the Company held 100% working interests in its Gulf of Mexico properties, unlike many other independent energy companies that conduct business through fractional working interests and non-operated joint ventures. Effective January 1, 1999, the Company sold a 50% working interest in a substantial number of the properties to Apache, a third party independent E&P company. It also transferred operations on the properties sold. Ownership of large working interests enables the Company to effectively control expenses, capital allocation, and the timing and method of exploration and development of its properties. The geographic focus of the Company allows it to manage a large asset base with a relatively small number of employees.

     The Company relies significantly on advanced exploration technologies, such as 3-D seismic and time depth migration, in its lease acquisition assessment and its exploration and development activities. The Company's geotechnical staff has substantial experience in analyzing 3-D seismic data, which has enabled the Company to identify multiple exploration and development prospects in both mature producing fields where advanced technology has not been previously applied and in unexplored areas.

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

OIL AND GAS RESERVES

     The following table sets forth estimated net proved oil and gas reserves of the Company, the estimated future net revenues before income taxes and the present value of estimated future net revenues before income taxes related to such reserves as of December 31, 1996, 1997 and 1998. All information in this Annual Report relating to estimated net proved oil and gas reserves and the estimated future net cash flows before income tax attributable thereto is based upon reports by Ryder Scott Company, Petroleum Engineers. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the Securities and Exchange Commission, and, except as otherwise indicated, give no effect to federal or state income taxes otherwise attributable to estimated future net revenues from the sale of oil and gas. The present value of estimated future net revenues has been calculated using a discount factor of 10% per annum.

     December 31, 1998 reserves are shown net of the sale to Apache of a 50% working interest in certain of the Company's oil and gas properties which was effective January 1, 1999.

                                                               AS OF DECEMBER 31,
                                                       ----------------------------------
                                                         1996         1997         1998
TOTAL NET PROVED:
   Gas (MMcf)                                            73,291      122,149       58,252
   Oil (MBbls)                                            8,318       10,641        5,337
   Total (MMcfe)                                        123,199      185,995       90,274
NET PROVED DEVELOPED:
   Gas (MMcf)                                            43,133       88,199       26,965
   Oil (MBbls)                                            6,670        8,430        3,054
   Total (MMcfe)                                         83,153      138,779       45,289
Estimated future net revenues before income taxes
   (in thousands)                                      $372,980     $316,855     $ 83,132
Present value of estimated future net revenues
   before income taxes (in thousands)(1)(2)            $308,226     $255,839     $ 67,053
Standardized measure of discounted future net cash
   flows (in thousands)(3)                             $223,381     $204,114     $ 67,053

(1) The present value of estimated future net revenues attributable to the Company's reserves was prepared using constant prices, including the effects of hedging, as of the calculation date, discounted at 10% per annum on a pre-tax basis.

(2) The December 31, 1998 amount was calculated using an average oil price of $11.98 per barrel and an average gas price of $2.04 per Mcf, which include adjustments to reflect the effect of hedging.

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

ACQUISITION, PRODUCTION AND DRILLING ACTIVITY

     Acquisition and Development Costs. The following table sets forth certain information regarding the costs incurred by the Company in its acquisition, exploration and development activities:

                                             Years Ended December 31,
                                        ----------------------------------

                                          1996         1997         1998
                                        --------     --------     --------
                                                  (In thousands)
               Acquisition costs        $  6,699     $  8,437     $  7,836
               Exploration costs          71,490      115,523      107,111
               Development costs          14,187       31,327       10,301
                                        --------     --------     --------

               Total costs incurred     $ 92,376     $155,287     $125,248
                                        ========     ========     ========

     Productive Well and Acreage Data. The following table sets forth certain statistics for the Company regarding the number of productive wells and developed and undeveloped acreage in the Gulf of Mexico as of December 31, 1998:

                                               Gross      Net(5)
                                              -------     -------
               Productive Wells(1):
                        Oil(2)                     16           8
                        Gas(3)                     36          19
                                              -------     -------
                                 Total             52          27
                                              -------     -------
               Developed Acreage(1)            51,786      28,393
               Undeveloped Acreage(1)(4)       89,252      78,201
                                              -------     -------
                                 Total        141,038     106,594
                                              -------     -------


(1) Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing horizon are counted as one well. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres expressed as whole numbers and fractions thereof.

(2)  Two gross wells each have dual completions.

(3)  Fourteen gross wells each have dual completions.

(4) Leases covering 11% of the Company's undeveloped acreage will expire in 1999, approximately 17% in 2000, 27% in 2001, 12% in 2002 and 33% in 2003.

(5) Net wells and acreage are shown after giving effect to the sale to Apache of a 50% working interest in certain properties effective January 1, 1999.

Drilling Activity. The following table sets forth the Company's drilling activity for the periods indicated.

                                            Years Ended December 31,
                             -------------------------------------------------------
                                  1996                1997                1998
                             ---------------     ---------------     ---------------
                             Gross      Net      Gross      Net      Gross      Net
                             -----     -----     -----     -----     -----     -----
Gulf of Mexico
         Exploratory wells       1         1        13      13.0         4         4
         Development wells       7         7         4       4.0         1         1
         Dry holes               0         0         3       2.4         3         3
                             -----     -----     -----     -----     -----     -----

                  Total          8         8        20      19.4         8         8
                             =====     =====     =====     =====     =====     =====

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

     From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve more predictable cash flows, as well as to reduce its exposure to fluctuations in oil and gas prices. The Company restricts the time and quantity of the aggregate oil and gas production covered by such transactions. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Hedging Transactions."

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

PRODUCTION SALES CONTRACTS

     The Company markets all of the oil and gas production from its properties. All of the Company's crude oil and gas production is sold to a variety of purchasers under short-term (less than twelve months) contracts or thirty-day spot purchase contracts. Natural gas and crude oil sales contracts are based upon field posted prices plus negotiated bonuses. During 1998, Duke Energy Trading & Marketing, L.L.C. and Columbia Energy Services each purchased in excess of 10% of the gas sold by the Company, and Vision Resources, Inc. purchased in excess of 10% of the oil sold by the Company. Based upon current demand for oil and gas, the Company does not believe the loss of any of these purchasers would have a material adverse effect on the Company.

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

     The Company has operations located on federal oil and gas leases, which are administered by the MMS. Such leases are issued through competitive bidding, contain relatively standardized terms and require compliance with detailed MMS regulations and orders pursuant to the Outer Continental Shelf Lands Act ("OCSLA") (which are subject to change by the MMS). For offshore operations, lessees must obtain MMS approval for exploration plans and development and production plans prior to the commencement of such operations. In addition to permits required from other agencies (such as the Coast Guard, the Army Corps of Engineers and the Environmental Protection Agency (the "EPA")), lessees must obtain a permit from the MMS prior to the commencement of drilling. Lessees must also comply with detailed MMS regulations governing, among other things, engineering and construction specifications for offshore production facilities, safety procedures, flaring of production, plugging and abandonment of OCS wells, calculation of royalty payments and the valuation of production for this purpose, and removal of facilities. To cover the various obligations of lessees on the OCS, the MMS generally requires that lessees post substantial bonds or other acceptable assurances that such obligations will be met. The cost of such bonds or other surety can be substantial and there is no assurance that bonds or other surety can be obtained in all cases. Under certain circumstances, the MMS may require Company operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect the Company's financial condition and operations.

     The MMS has under consideration proposals to change the method of calculating royalties and the valuation of crude oil produced from federal leases. These changes, if adopted, would modify the valuation procedures for crude oil to reduce use of posted prices and assign a value to crude oil intended to better reflect market value. The Company cannot predict at this stage how it might be affected if the MMS adopts such changes.

     Natural Gas and Oil Marketing and Transportation. Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 (the "NGPA") and the regulations promulgated thereunder by the Federal Energy Regulatory Commission (the "FERC"). In the past, the federal government has regulated the prices at which oil and gas could be sold. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA. The Natural Gas Wellhead Decontrol Act amended the NGPA to remove both price and non-price controls from natural gas sold in "first sales" as of January 1, 1993. While sales by producers of natural gas and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future.

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

     Commencing in April 1992, the FERC issued Order Nos. 636, 636-A, 636-B and 636-C (collectively, "Order No. 636"), which, among other things, required interstate pipelines to "restructure" to provide transportation separate, or "unbundled," from the pipelines' sales of gas. Also, Order No. 636 requires pipelines to provide open-access transportation on a basis that is equal for all gas supplies. Order No. 636 has been implemented as a result of FERC orders in individual pipeline service restructuring proceedings. In many instances, the result of the Order No. 636 and related initiatives have been to substantially reduce or bring to an end the interstate pipelines' traditional roles as wholesalers of natural gas in favor of providing only storage and transportation services.

     Although Order No. 636 does not directly regulate natural gas producers such as the Company, the FERC has stated that Order No. 636 is intended to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company and its natural gas marketing efforts, although recent price declines for natural gas may, in part, reflect increased competition and more efficient gas transportation resulting from Order No. 636. The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open access regulations. In particular, the FERC has recently begun a broad review of its transportation regulations, including how they operate in conjunction with state proposals for retail gas marketing restructuring, whether to eliminate cost-of-service rates for short-term transportation, whether to allocate all short-term capacity on the basis of competitive auctions, and whether changes to its long-term transportation policies may also be appropriate to avoid a market bias toward short-term contracts. The Company cannot predict what action the FERC will take on these matters, nor can it accurately predict whether the FERC's actions will, over the long-term, achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which it competes.

     The FERC has issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. While the FERC's policy statement on new construction cost recovery affects the Company only indirectly, in its present form, the new policy should enhance competition in natural gas markets and facilitate construction of gas supply laterals. The FERC has denied requests for rehearing of this policy statement. The FERC has issued numerous orders approving the spin-down or spin-off by interstate pipelines of their gathering facilities. A "spin-off" is a FERC-approved sale of gathering facilities to a non-affiliate. A "spin-down" is a transfer of gathering facilities to an affiliate. These approvals were given despite the strong protests of a number of producers concerned that any diminution in FERC's oversight of interstate pipeline-related gathering services might result in a denial of open access or otherwise enhance the pipeline's monopoly power. While the FERC has stated that it will retain limited jurisdiction over such gathering facilities and will hear complaints concerning any denial of access, it is unclear what effect the FERC's gathering policy will have, in the long-term, on producers such as the Company and the Company cannot predict what further action the FERC will take on these matters.

     In Order Nos. 561 and 561-A, the FERC established an indexing system under which oil pipelines will be able to change their transportation rates, subject to prescribed ceiling levels. The indexing system, which allows or may require pipelines to make rate changes to track changes in the Producer Price Index for Finished Goods, minus one percent, became effective January 1, 1995. The FERC's decision in this matter was affirmed by the courts. The Company does not believe that these rules affect it any differently than other oil producers and marketers with which it competes.

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

     The operator will provide evidence of financial responsibility on the properties in which the Company has a non-operating working interest. The Company will satisfy OPA financial responsibility obligations with respect to its other properties through insurance over the level of $200,000 which is the Company's self-insurance amount. The Company believes that it currently has established adequate proof of financial responsibility for its offshore facilities at no significant increase in expense over recent prior years. However, the Company cannot predict whether these financial responsibility requirements under the OPA amendments or proposed rule will result in the imposition of substantial additional annual costs to the Company in the future or otherwise materially adversely affect the Company. The impact, however, should not be any more adverse to the Company than it will be to other similarly situated or less capitalized owners or operators in the Gulf of Mexico. OPA also imposes other requirements on facility operators, such as the preparation of an oil spill contingency plan. The Company has such plans in place. The failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or even criminal liability.

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

EMPLOYEES

     The Company currently has 27 full-time employees, primarily professionals, including geologists, geophysicists and engineers. The Company also relies on the services of certain consultants for technical and operational guidance. The Company believes that its relationships with its employees and consultants are satisfactory and has entered into employment and consulting contracts with its executives and agreements with certain technical personnel and consultants whom it considers particularly important to the operations of the Company. There can be no assurance that such individuals will remain with the Company for the immediate or foreseeable future. None of the Company's employees are covered by a collective bargaining agreement. From time to time, the Company also utilizes the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well site surveillance, permitting and environmental assessment. Field and on-site production operation services, such as maintenance, dispatching, inspection and testing, are generally provided by independent contractors supervised by Company employees.

FORWARD-LOOKING STATEMENTS

     This Annual Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report, including without limitation statements under "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1- Business" regarding the planned capital expenditures, oil and gas production, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous risks and uncertainties that can affect the outcome of certain events including many factors beyond the control of the Company. These factors include but are not limited to the matters that are described below. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

SUBSTANTIAL LEVERAGE

     As of December 31, 1998, the Company's long-term debt was $210.4 million, of which $99.7 million was senior subordinated notes, $74 million was borrowings under the Company's bank credit facility and $36.8 million was a subordinated shareholder loan. In February 1999, upon settlement of the $68.3 million sale to Apache of certain of its oil and gas properties, the Company repaid $65 million of bank debt, reducing long-term debt to $145.4 million.

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

VOLATILITY OF OIL AND GAS PRICES; MARKETABILITY OF PRODUCTION

     The Company's revenue, profitability and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of oil and gas imports and overall economic conditions. From time to time, oil and gas prices have been depressed by excess domestic and imported supplies, as experienced in 1998 when oil prices were significantly depressed. In the first quarter of 1999 oil prices showed some improvement, however there can be no assurance that current price levels will be sustained. It is impossible to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices may adversely affect the Company's financial condition, liquidity and results of operations and may reduce the amount of the Company's oil and natural gas that can be produced economically. Additionally, substantially all of the Company's sales of oil and natural gas are made in the spot market or pursuant to contracts based on spot market prices and not pursuant to long-term fixed price contracts. With the objective of reducing price risk, the Company enters into hedging transactions with respect to a portion of its expected future production. There can be no assurance, however, that such hedging transactions will reduce risk or mitigate the effect of any substantial or extended decline in oil or natural gas prices. Any substantial or extended decline in the prices of oil or natural gas would have a material adverse effect on the Company's financial condition and results of operations.

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

UNCERTAINTY OF ESTIMATES OF OIL AND GAS RESERVES

     This Annual Report contains estimates of the Company's proved oil and gas reserves and the estimated future net revenues therefrom based upon the reserve report prepared by Ryder Scott Company that rely upon various assumptions, including assumptions required by the Securities and Exchange Commission as to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated in the reserve report prepared by Ryder Scott Company. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this Annual Report.
In addition, the Company's proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors, many of which are beyond the Company's control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to the Company's reserves will likely vary from the estimates used, and such variances may be material.

     Approximately 50% of the Company's total proved reserves at December 31, 1998 were undeveloped, which are by their nature less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The reserve data set forth in the report prepared by Ryder Scott Company assumes that substantial capital expenditures by the Company will be required to develop such reserves. Although cost and reserve estimates attributable to the Company's oil and gas reserves have been prepared in accordance with industry standards, no assurance can be given that the estimated costs are accurate, that development will occur as scheduled or that the results will be as estimated. See "Item 1- Business -- Oil and Gas Reserves."

     The present value of future net revenues referred to in this Annual Report should not be construed as the current market value of the estimated oil and gas reserves attributable to the Company's properties. In accordance with applicable requirements of the Securities and Exchange Commission, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by changes in consumption by gas purchasers and changes in governmental regulations or taxation. The timing of actual future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of both the production and the incurrence of costs in connection with development and production of oil and gas properties. In addition, the 10% discount factor, which is required by the Securities and Exchange Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and gas industry in general.

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

     The Company's current strategy includes increasing its reserve base through acquisitions of lease blocks with drilling potential and by continuing to exploit its existing jointly and wholly-owned properties. There can be no assurance, however, that the Company's exploration and development projects will result in significant additional reserves or that the Company will have continuing success drilling productive wells at economically viable costs. Furthermore, while the Company's revenues may increase if prevailing oil and gas prices increase significantly, the Company's finding costs for additional reserves could also increase. For a discussion of the Company's reserves, see "Item 1- Business -- Oil and Gas Reserves."

SUBSTANTIAL CAPITAL REQUIREMENTS

     The Company makes, and will continue to make, substantial expenditures for the development, exploration, acquisition and production of oil and natural gas reserves. The Company made capital expenditures, including exploration expense, of $155 million during 1997 and $124 million during 1998. As a result of the sale of a 50% working interest in certain properties to Apache, the Company's 1999 revenues and cash flows will be significantly reduced. Similarly its 1999 capital budget in respect of those properties will also be significantly reduced. In addition, the Company is currently discussing farm-out proposals on a number of its exploration properties to reduce its risk and financial exposure in the testing of prospects on those properties. However, if revenues or cash flows from operations further decrease as a result of lower oil and natural gas prices or operating difficulties, the Company may be limited in its ability to expend the capital necessary to undertake or complete its drilling program, or it may be forced to raise additional debt or equity proceeds to fund such expenditures. There can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements. See "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

COMPETITION

     The Company operates in a highly competitive environment. The Company competes with major and independent oil and gas companies for the acquisition of desirable oil and gas properties, as well as for the equipment and labor required to develop and operate such properties. Many of these competitors have financial and other resources substantially greater than those of the Company. See "Item 1 - Business -- Competition."

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

                       ITEM 2 - DESCRIPTION OF PROPERTIES

ITEM 2(a) - SIGNIFICANT PROPERTIES

     The Company has grown principally through the acquisition and development of properties in the Gulf of Mexico offshore Louisiana. The first four leases were acquired from the State of Louisiana, four leases were purchased from third parties and the remaining leases have been acquired at Gulf of Mexico State and Federal OCS lease sales. At December 31, 1998, the Company had 44 lease blocks in the Gulf of Mexico. All of the Company's proved oil and gas reserves at December 31, 1998 were in these blocks. Effective January 1, 1999 a 50% working interest in 23 of the leases was sold to Apache.

ITEM 2(b) - RESERVES

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

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                 Not Applicable

                                     PART II

 ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      All the shares of common stock of the Company are held by the Parent Company, Petsec Energy Ltd. See "Notes to Financial Statements - Note 1(a) Description of Business" on page 44.

                        ITEM 6 - SELECTED FINANCIAL DATA


     The following table sets forth selected historical financial data for the Company as of and for each of the periods indicated. The financial data, for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 are derived from the financial statements of the Company audited by KPMG LLP, independent auditors. The following information should be read in conjunction with "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and the related notes thereto included elsewhere in this Annual Report.

                                                                       Years Ended December 31,
                                                 ---------------------------------------------------------------------
                                                    1994           1995           1996           1997           1998
                                                 ---------      ---------      ---------      ---------      ---------
                                                                             (in thousands)
Statement of Operations data:
    Oil and gas sales                            $  15,098      $  30,462      $  67,027      $ 125,139      $  92,017

    Lease operating expenses                         3,855          4,757          6,161         11,527         14,989
    Depletion, depreciation and amortization         4,291          9,256         29,639         63,864         57,576
    Exploration expenditures                         3,020          3,396          7,061          7,328          7,427
    Dry hole costs                                    --             --             --           10,454         27,503
    Impairments                                       --             --             --             --           72,916
    General and administrative                       2,046          4,502          5,259          6,054          7,867
    Stock compensation                                --             --              481            905            592
                                                 ---------      ---------      ---------      ---------      ---------

          Total operating expenses                  13,212         21,911         48,601        100,132        188,870
                                                 ---------      ---------      ---------      ---------      ---------
      Income (loss) from operations                  1,886          8,551         18,426         25,007        (96,853)
    Other income (expense)                             (55)            35           --            1,418            517
    Gain (loss) on sale of property, plant
      and equipment                                    (16)         4,312              6           --             --
    Interest expense                                  (959)        (2,452)        (3,369)        (7,586)       (11,721)
    Interest income                                     14             64            172            871            302
                                                 ---------      ---------      ---------      ---------      ---------
      Income (loss) before income taxes                870         10,510         15,235         19,710       (107,755)
    Income tax (expense) benefit                       (25)        (3,537)        (6,311)        (6,610)        16,458
                                                 ---------      ---------      ---------      ---------      ---------
      Net income (loss)                          $     845      $   6,973      $   8,924      $  13,100      $ (91,297)
                                                 =========      =========      =========      =========      =========


                                                                        As of December 31,
                                                 ------------------------------------------------------------------
                                                    1994           1995          1996          1997          1998
                                                 ---------      ---------     ---------     ---------     ---------
                                                                            (in thousands)
Balance Sheet Data:
  Total assets                                   $  36,969      $  89,110     $ 146,145     $ 234,104     $ 185,032
  Senior subordinated notes                           --             --            --          99,630        99,656
  Bank credit facility                              12,825         32,350        37,000          --          74,000
  Subordinated shareholder loan                     11,386         25,038        57,954        37,298        36,792
                                                 ---------      ---------     ---------     ---------     ---------
      Total long-term debt                          24,211         57,388        94,954       136,928       210,448
  Shareholder's equity (deficit)                 $  (1,342)     $   5,631     $  15,036     $  48,635     $ (42,071)
                                                 =========      =========     =========     =========     =========

                ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     The following discussion is intended to assist in the understanding of the Company's historical financial position and results of operations for each year in the three years ended December 31, 1998. Financial Statements and notes thereto included elsewhere in this Annual Report should be referred to in conjunction with the following discussion.

OVERVIEW

     The Company is the principal operating subsidiary of Petsec Energy Ltd, an Australian public company with ADRs listed on the New York Stock Exchange. The Company was incorporated in March 1990 to evaluate oil and gas exploration opportunities in the United States. In 1990, the Company participated in an oil discovery in the Paradox Basin in Colorado. In addition, the Company acquired oil and gas lease interests in northern California. The Company also established an office in Lafayette, Louisiana, hired several former employees of Tenneco Oil Company and acquired leases in the Gulf of Mexico, offshore Louisiana. The Company subsequently made a strategic decision to focus its efforts entirely in the Gulf of Mexico and disposed of its interests in the Paradox Basin in January 1995.

      The Company has acquired substantially all of its 44 leases in the Gulf of Mexico at federal or state lease sales. A disappointing drilling program in 1998 compounded by low oil and gas prices caused the Company's outstanding debt to reach unacceptable levels. In December 1998, the Company agreed to sell to Apache a 50% working interest in 17 developed leases and 6 exploration leases. In addition, Apache assumed operatorship of the assets. The US$68.3 million sale was effective January 1, 1999 and completed on February 1, 1999, reducing bank debt to $9 million and total debt, including the subordinated shareholder loan to $145.4 million. The $100 million of interest-only subordinated notes are due for repayment in 2007.

     The Company is currently producing from 18 of its lease blocks. Production increased significantly from 24,622 MMcfe in 1996 to 46,408 MMcfe in 1997, but through natural decline decreased in 1998 to 39,511 MMcfe. As of December 31, 1998, after giving effect to the Apache sale, the Company's net proved reserves were 90.3 Bcfe, 65% of which were natural gas.

     The Company markets its oil through spot price contracts and typically receives a premium above the price posted. The Company's gas production is sold under contracts which generally reflect spot market conditions in the central Gulf of Mexico. The Company has historically entered into crude oil and natural gas price swaps to reduce its exposure to price fluctuations. The results of operations described herein reflect any hedging transactions undertaken by the Company. See Note 11 to the Financial Statements.

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

     The Company is allocated stock compensation expense in respect to options in Petsec Energy Ltd (the "Parent") which are granted to the Company's employees and certain consultants. In 1996, the Parent adopted SFAS No. 123, Accounting for Stock-Based Compensation under which it recognizes as expense over the vesting period the fair value of all stock-based awards on the date of grant. See Note 6 to the Financial Statements.

     The Company reimburses the Parent for direct expenses incurred in connection with the Company's operations. In addition, the Company has received subordinated loans from the Parent to finance its operations. See "-- Liquidity and Capital Resources."

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

     The following table sets forth certain operating information with respect to the oil and gas operations of the Company.

                                                             Years Ended December 31,
                                                        ----------------------------------
                                                          1996         1997         1998
                                                        --------     --------     --------
Net production:
         Gas (MMcf)                                       11,722       27,940       25,390
         Oil (MBbls)                                       2,150        3,078        2,353
         Total (MMcfe)                                    24,622       46,408       39,511
Net sales data (in thousands):
         Gas                                            $ 23,056     $ 64,770     $ 54,171
         Oil                                            $ 43,971     $ 60,369     $ 37,846
         Total                                          $ 67,027     $125,139     $ 92,017
Average sales price (1):
         Gas (per Mcf)                                  $   1.97     $   2.32     $   2.13
         Oil (per Bbl)                                  $  20.45     $  19.61     $  16.08
         Total (per Mcfe)                               $   2.72     $   2.70     $   2.33
Average costs (per Mcfe):
         Lease operating expenses                       $   0.25     $   0.25     $   0.38
         General, administrative and other expenses     $   0.21     $   0.13     $   0.20

(1)  Includes effects of hedging activities.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

     General. The Company drilled and/or sidetracked eight wells during the year ended December 31, 1998, of which three have been brought into production, two encountered mechanical difficulties and are suspended pending further evaluation, and three were plugged and abandoned. Production in 1998 of 39.5 Bcfe was 15% less than 1997 due to natural decline and disappointing drilling results.

     Oil and Gas Revenues. Oil and gas revenues for 1998 were $92 million, a decrease of $33.1 million, or 26% below 1997 revenues of $125.1 million. A 24% decrease in oil production coupled with an 18% decrease in oil prices combined to account for $22.5 million of the decrease. A 9% decrease in gas production and an 8% decrease in the gas price accounted for the remaining $10.6 million of the decrease.

     The average realized gas price in 1998 was $2.13 per Mcf, or 2% above the $2.08 per Mcf average gas price that would have otherwise been received if no hedging had been undertaken. In the same period, the average realized oil price was $16.08 per Bbl, or 20% above the $13.36 per Bbl that would have otherwise been received if no hedging had taken place. In 1997 the average realized gas price was $2.32 per Mcf, or 8% below the $2.53 per Mcf price that would have otherwise been received if no hedging had been undertaken. In the same period the average realized oil price was $19.61 per Bbl, or 3% above the $19.10 per Bbl that would have otherwise been received if no hedging had taken place. Hedging activities resulted in a $7.7 million increase in revenues for 1998 compared to a $4.4 million decrease in 1997.

     Lease Operating Expenses. Lease operating expenses in 1998 were $15.0 million, an increase of $3.5 million, or 30%, from $11.5 million in 1997. The increase was attributable to workovers and recompletions in wells with declining production from zones that were first perforated. These costs coupled with lower production resulted in the per unit rate increasing from $0.25 per Mcfe in 1997 to $0.38 per Mcfe in 1998.

     Depletion, Depreciation and Amortization ("DD&A"). DD&A expense decreased $6.3 million, or 10%, from $63.9 million in 1997 to $57.6 million in 1998. Lower production accounted for a decrease of $9.5 million partially offset by an increase in the average rate per unit from $1.38 to $1.46 per Mcfe. The increase in the unit rate was due to increased costs of drilling goods and services, platform and facilities construction and transportation services in the industry. Lower commodity prices caused Ryder Scott downward reserve revisions in the fourth quarter and the unit DD&A rate increased to $1.80 per Mcfe in that quarter compared to an average rate of $1.36 for the preceding three quarters.

     Exploration Expenditures and Dry Hole Costs. The Company uses the successful efforts method to account for oil and gas exploration, evaluation and development expenditures. Under this method $27.5 million was expensed for dry hole costs and $7.4 million for seismic, geological and geophysical expenditures was expensed as incurred in 1998. In 1997 expenses were $10.5 million for dry hole costs and $7.3 million for seismic, geological and geophysical expenditures.

     Impairments. A non-cash charge of $72.9 million reflecting the impact of lower oil and gas prices on the carrying value of the Company's oil and gas properties was expensed in 1998. There were no impairments recorded in 1997.

     General and Administrative Expense. General and administrative expense increased $1.9 million, or 32%, to $7.9 million in 1998 from $6.0 million in 1997. Contributing to this increase are costs associated with increased activity and the sale of a 50% working interest in certain properties to Apache which resulted in severance changes of $422,000 related to employee terminations. On a per Mcfe basis the rate increased 54% from $0.13 to $0.20 due to the costs noted above and decreased production. As a result of the sale to Apache, the Company significantly reduced its workforce which may result in future general and administrative expense savings.

     Interest Expense. Interest expense in 1998 increased $4.1 million, or 54%, to $11.7 million from $7.6 million in 1997 due to increased borrowings under the bank credit facility.

     Net Loss. As a result of the conditions noted above, a net loss of $91.3 million was recorded for 1998, a decrease of $104.4 million from the earnings of $13.1 million for 1997.

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

     Depletion, Depreciation and Amortization. DD&A expense increased $34.3 million, or 116%, from $29.6 million in 1996 to $63.9 million in 1997. Production increases accounted for $26.1 million of the increase while an increase in the average rate per unit from $1.20 to $1.38 per Mcfe accounted for the balance. The increase in the unit rate was due to increased capital expenditures from the Company's exploration and development activities coupled with increased costs of drilling goods and services, platform and facilities construction and transportation services in the industry. As a result of Ryder Scott reserve revisions in the fourth quarter, the unit DD&A rate was reduced to $1.25 per Mcfe in the fourth quarter compared to an average rate of $1.41 for the preceding three quarters.

     Exploration Expenditures and Dry Hole Costs. The Company uses the successful efforts method to account for oil and gas exploration, evaluation and development expenditure. Under this method $10.5 million for dry hole costs and $7.3 million for seismic, geological and geophysical expenditures were expensed as incurred in 1997. There were no dry hole costs in 1996 while seismic, geological and geophysical expenditures totaled $7.1 million.

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

LIQUIDITY AND CAPITAL RESOURCES

     The following table represents cash flow data for the Company for the periods indicated.

                                                            Years Ended December 31,
                                                       ----------------------------------
                                                         1996         1997         1998
                                                       --------     --------     --------
                                                                 (in thousands)
CASH FLOW DATA:
         Net cash provided by operating activities     $ 44,695     $ 92,401     $ 54,711
         Net cash used in investing activities           83,337      145,093      135,118
         Net cash provided by financing activities       37,566       59,781       74,000

     The decrease in cash provided by operating activities from 1997 to 1998 was due to lower oil and gas production coupled with lower prices. The increase in cash provided by operating activities from 1996 to 1997 was primarily due to increased oil and gas production. Before changes in operating assets and liabilities, cash flow from operations was $51.4 million in 1998, $93.7 million in 1997 and $45.4 million in 1996.

     In response to lower commodity prices and earlier disappointing drilling results, the Company deferred certain of its exploration program in 1998. As a result, cash used in investing activities in 1998 was below that of 1997. In 1997 the Company drilled 20 wells, compared to 8 in 1996, which resulted in an increase in cash used in investing activities in 1997.

     In 1998, cash provided by financing activities consisted entirely of borrowings under the bank credit facility. The cash provided by financing activities in 1997 consisted of proceeds from a June 1997 Senior Subordinated
Note issue (described below) a portion of which was used to repay outstanding borrowings under the bank credit facility. The cash provided by financing activities in 1996 consisted of advances from the Parent and borrowings under the bank credit facility.

     Since 1990 the Company has financed its working capital needs, operations and growth primarily with advances from the Parent, cash flow from operations, long term debt and bank borrowings under a revolving credit facility.

     Petsec Energy Ltd made an initial cash investment of $11.4 million in the Company and, subsequently, increased this investment with advances of $18.5 million from an Australian offering of Ordinary Shares in September 1995 and $31.0 million out of net proceeds from a U.S. offering of ADRs in July 1996.

     Funds advanced by the Parent have historically been provided in the form of subordinated loans. These loans are subordinated to the payment of all senior indebtedness and have been subordinated to the Notes (defined below). The US dollar loans bear interest at 6.83% and, in the case of Australian dollar borrowings, 7.25%. The loans from the Parent do not have mandatory principal payments due until December 31, 2008. No interest was paid or accrued on these loans prior to June 1, 1997. Any payments or distributions made by the Company to its Parent have been principally for reimbursement of direct expenses incurred in connection with the Company's operations.

     In April 1996, the Company entered into a $75 million bank credit facility, under which the borrowing base at December 31, 1998 was $75 million. In addition, a sublimit of $15 million exists for letter of credit purposes to support the bonding requirements of the MMS and commodity swap transactions. At December 31, 1998, borrowings outstanding under the bank credit facility were $74 million with letters of credit outstanding of $1.0 million. Upon settlement of the sale of a 50% working interest in certain properties to Apache on February 1, 1999, $65 million in borrowings under the bank credit facility were repaid and the borrowing base was reduced to $10 million. The bank credit facility is a two-year revolving credit facility followed by a two-year term period with equal quarterly amortization payments. The facility matures in April 2001. The bank credit facility is secured by the Company's Gulf of Mexico producing properties and contains financial covenants that require the Company to maintain a ratio of senior debt to earnings before interest, taxes, depletion, depreciation and amortization of not more than 4.0 to 1.0 and a coverage ratio of earnings before interest, taxes and depletion, depreciation and amortization to total interest of not less than 3.0 to 1.0. The Company is currently in compliance with all financial covenants under the bank credit facility. Outstanding borrowings accrue interest at the rate of LIBOR plus a margin of 1.25% to 1.75% per annum, depending upon the total amount borrowed. The Company is obligated to pay a fee equal to .30% to .375% per annum based on the unused portion of the borrowing base under the facility.

     The Company's ability to borrow under the bank credit facility is dependent upon the reserve value of its oil and gas properties, as determined by The Chase Manhattan Bank ("Chase"). If the reserve value of the Company's borrowing base declines, the amount available to the Company under the bank credit facility will be reduced and, to the extent that the borrowing base is less than the amount then outstanding (including letters of credit) under the bank credit facility, the Company will be obligated to repay such excess amount upon ninety days' notice from Chase or to provide additional collateral. Borrowing base repayments, if required, are expected to be met from estimated future net operating cash flow.

     In June 1997, the Company issued $100 million of 9 1/2% Senior Subordinated Notes due 2007 (the "Notes"). The Notes were issued at a discount with a yield to maturity of 9.56% per annum. The net proceeds from the offering of the Notes were approximately $96.4 million. The Company used a portion of the net proceeds to repay borrowings under the bank credit facility. The remainder of the net proceeds was used to provide working capital for the Company and to fund further exploration and development of its oil and gas properties, the acquisition of lease blocks and other general corporate purposes.

     In response to changing market conditions and restricted capital availability, the Company will take a more risk diverse approach to its exploration and development program. This will result in a much lower capital budget than previous years. The Company was recently the high bidder on two leases at the March 18, 1999 lease sale. If awarded by the MMS the cost to the Company is $1.9 million, which currently can be met from net operating cash flows. The Company intends to finance its 1999 drilling program with cash on hand, cash flow from operations and proceeds from farm-outs of certain oil and gas properties. The success of the drilling program will determine the amount of funds required for development expenditures and, accordingly, additional capital may have to be raised at that time. The capital expenditure budget is continually re-evaluated based on drilling results, commodity prices, cash flow from operations and opportunities for property acquisitions.

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

     For the year ended December 31, 1998 hedging activities increased revenues by $7.7 million. For the years ended December 31, 1996 and 1997, hedging activities reduced revenues by $8.4 million and $4.4 million, respectively.

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

     On February 1, 1999 the Company completed the sale of a 50% working interest in most of the Company's producing oil and gas properties to Apache including the responsibilities associated with the operation of these assets. As a result, Apache is primarily responsible for Y2K compliance issues concerning these oil and gas operating assets. The Company will assist Apache in assessing the Y2K exposure and has made available to Apache all data and testing accumulated to date that is relevant to the oil and gas assets that are now jointly owned. With Apache now among the Company's principal business partners, the Company will undertake to assess Apache's Y2K readiness.

     Prior to the Apache transaction, the Company had identified all material IT and non-IT systems it uses directly in its operations that could be affected by Y2K issues. Of these identified systems, the Company has assessed the Y2K readiness of 95% of the systems, with 10% having been found to have Y2K compliance problems. All identified compliance problems can be remedied without the expenditure of any material sums. In addition, the licensor of the Company's primary financial software has certified that this software is Y2K compliant. Surveys have been received from a substantial number of the Company's principal suppliers, customers and business associates. The Company's management expects to identify all principal suppliers, customers and business associates with respect to which the Company does not have verification of Y2K compliance before April 30, 1999. The Company will continue to seek Y2K compliance assurances from its principal suppliers, customers and business associates who have not already done so. There can be no guarantee, however, that the systems of other companies on which the Company's operations rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

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

     The Company has and will utilize both internal and external resources to complete tasks and perform testing necessary to address the Y2K issue. The Company expects to continue to assess its Y2K risks and develop contingency plans to minimize those risks during the year. To date, the Company has not incurred any significant costs on its Y2K project and estimates a total cost of less than $80,000 related to the assessment and remediation of Year 2000 issues.

      ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from adverse changes in commodity prices and interest rates as discussed below.

     Commodity Price Risk. The Company produces and sells natural gas and crude oil. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company has made use of derivative financial instruments such as forward swap contracts and collars as a hedging strategy to manage commodity prices associated with oil and gas sales and to reduce the impact of commodity price fluctuations. The Company used the hedge or deferral method of accounting for these instruments and, as a result, gains and losses on commodity derivative financial instruments were generally offset by similar changes in the realized prices of the commodities. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Hedging Transactions" for discussion of hedged position at December 31, 1998.

     The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of the Company's derivative instruments. At December 31, 1998, the potential change in the fair value of commodity derivative instruments assuming a 10 percent adverse movement in the underlying commodity price is a $3.3 million decrease in the deferred benefit at December 31, 1998.

     For purposes of calculating the hypothetical change in fair value, the relevant variables are the type of commodity (crude oil or natural gas), the commodities futures prices and volatility of commodity prices. The hypothetical fair value is calculated by multiplying the difference between the hypothetical price and the contractual price by the contractual volumes.

     Interest Rate Risk. Currently, The Company has no open interest rate swap or interest rate lock agreements.

     Therefore, the Company's exposure to changes in interest rates primarily results from its short-term and long-term debt with both fixed and floating interest rates. The following table presents principal amounts (stated in thousands) and related average interest rates by year of maturity for the Company's debt obligations at December 31, 1998:

                                  1999        2000        2001        2002        2003     THEREAFTER     TOTAL       FAIR VALUE
                                ---------   ---------   ---------   ---------   ---------  ----------    ---------    ----------
Long-term debt, including
 current maturities
    Variable rates-bank            67,250       4,500       2,250        --          --          --         74,000        74,000
    Average interest  rates           7.3%        7.3%        7.3%       --          --          --            7.3%

    Variable rates-shareholder
     loan                            --          --          --          --          --        36,792       36,792           N/A
    Average interest rates            6.9%        6.9%        6.9%        6.9%        6.9%        6.9%         6.9%

    Fixed  rates                     --          --          --          --          --       100,000      100,000        57,000
    Average interest  rates           9.5%        9.5%        9.5%        9.5%        9.5%        9.5%         9.5%


     If market interest rates average 1% higher or lower in 1999 than in 1998, interest expense would increase (decrease), and loss before income taxes would increase (decrease) by approximately $0.5 million.

              ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial information in this form 10-K refers to Petsec Energy Inc., a wholly owned subsidiary of Petsec Energy Ltd. The publicly listed Petsec Energy Ltd files its annual consolidated financial statements separately under form 20-F and a summary of its quarterly consolidated financial statements under form 6-K. The response to this item begins on page 38.

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

Name                               Age      Position
----                               ---      --------
Terrence N. Fern                   51       Chairman and Chief Executive Officer

Maynard V. Smith                   48       General Manager-- Exploration and Production

Ross A. Keogh                      39       Director, Chief Financial Officer and Treasurer

Howard H. Wilson, Jr.              40       Vice President of Operations

John T. Bellatti                   41       Geophysical Manager

William R. Sack                    37       Geological Manager

James E. Slatten  III              40       Director, Secretary and Manager -- Land and Legal

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

     ROSS A. KEOGH has served as Treasurer of the Company since 1990 and has over 15 years experience in the oil and gas industry. Between 1979 and 1989, Mr. Keogh worked in the financial accounting and budgeting divisions of Total Oil Company and as Joint Venture Administrator for Bridge Oil Limited in Australia. Mr. Keogh holds a Bachelor of Economics degree, with a major in Accounting, from Macquarie University in Sydney. Mr. Keogh was appointed a Director in March 1998 and Chief Financial Officer in November 1998. Mr. Keogh is also Chief Financial Officer of the Parent.

     HOWARD H. WILSON, JR. has served as Vice President of Operations of the Company since 1993. Between 1981 and 1993, Mr. Wilson held various technical and managerial positions with Placid Oil Company and Nerco Oil and Gas, Inc. involving onshore and offshore oil and gas fields in Louisiana, Mississippi and Texas. Mr. Wilson holds a Bachelor of Science degree in Petroleum Engineering from the Louisiana Polytechnic Institute.

     JOHN T. BELLATTI is the Geophysical Manager of the Company. He joined the Company in January 1996. Mr. Bellatti worked for Shell Oil Co. between 1981 and 1995 in various technical and supervisory positions in the Michigan Basin and the shallow water Gulf of Mexico. He holds a Bachelor of Arts degree in Physics from Hanover College, a Master of Science degree in Geophysics from the Colorado School of Mines and a Master of Business Administration in Finance from the University of Houston.

     WILLIAM R. SACK is the Geological Manager of the Company. Mr. Sack joined the Company in January 1996. Between 1988 and 1996 Mr. Sack held various technical and supervisory positions with Shell Offshore Inc., involving exploration, development and business activities. Mr. Sack holds a Bachelor of Science degree in Earth Science and Physics from St. Cloud State University
(MN), a Master of Science degree in Geology from Michigan State University, and a Master's degree in Business Administration from Tulane University.

     JAMES E. SLATTEN III was appointed Manager--Land and Legal in January 1998. He has over 15 years experience in corporate and energy law. Prior to joining the Company, he was a partner in the Louisiana law firm of Gordon, Arata, McCollam & Duplantis. Mr. Slatten holds a Bachelor of Arts degree in political science and economics from the University of Southwestern Louisiana and post-graduate degrees in law (J.D.) and business management (M.H.A.) from Tulane University. Mr. Slatten was appointed Director and Secretary in March 1998.

                        ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth certain information for the three years ended December 31, 1998 with respect to the compensation paid to the Chief Executive Officer of the Company and the four other most highly compensated Executive Officers (collectively, the "Named Executive Officers"). The Company has entered into employment agreements with certain management and technical personnel.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM
                                                                               COMPENSATION
                                                 ANNUAL COMPENSATION              AWARDS
                                          ---------------------------------    ------------
                                                                                SECURITIES
            NAME                                               OTHER ANNUAL     UNDERLYING        ALL OTHER
       AND PRINCIPAL                      SALARY      BONUS    COMPENSATION      OPTIONS/       COMPENSATION
          POSITION              YEAR        ($)        ($)        ($) (2)         SARS (3)           ($)
------------------------------  ----      -------     -----    ------------    ------------     ------------
Terrence N. Fern (1)..........  1998            0         0             0               0             0
  Chairman of the Board,        1997            0         0             0               0             0
  Chief Executive Officer       1996            0         0             0               0             0
  and President

Ross A. Keogh.................  1998      154,066         0             0               0             0
  Director, Chief Financial     1997      134,500         0             0               0             0
  Officer and Treasurer         1996      118,333    10,548             0         110,000             0

Howard H. Wilson, Jr..........  1998      165,078         0             0               0             0
  Vice President--Operations    1997      150,000    32,007             0               0             0
                                1996      140,000    45,561             0         125,000             0

John T. Bellatti..............  1998      151,865         0             0               0             0
  Geophysical Manager           1997      131,150    23,847             0               0             0
                                1996      122,400     5,753        41,871         150,000             0

William R. Sack...............  1998      151,593         0             0               0             0
  Geological Manager            1997      131,150    23,717        28,334               0             0
                                1996      122,400     5,753        25,068         150,000             0

(1) Mr. Fern receives no compensation from the Company. A company controlled by Mr. Fern's family provides management services to the Parent. The cost of the services provided was $437,000, $290,000 and $292,334 in 1998, 1997 and
     1996, respectively.

(2) "Other Annual Compensation" includes payments to Messrs. Sack and Bellatti of $53,402 and $41,871, respectively, for relocation costs.

(3)  Options issued are in respect of ordinary shares in the Parent.

SHARE AND OPTION PLANS

     The Parent maintains an Employee Share Plan (the "Share Plan") and an Employee Share Option Plan (the "Option Plan"). Both plans were approved by the Parent's shareholders at the Parent's 1994 Annual General Meeting and are administered by a committee (the "Remuneration Committee") appointed by the Board of Directors of the Parent. The total number of Ordinary Shares issued or subject to option under all share and option plans during any five-year period may not exceed 6.5% of the total number of issued Ordinary Shares at the relevant date.

     The Share Plan provides for the issue of Ordinary Shares to employees and directors at prevailing market prices. Purchases pursuant to the Share Plan are financed by interest-free loans from the Parent, subject to certain conditions set by the Remuneration Committee. Grants are subject to a minimum six-month vesting term and the vesting may also be contingent upon the market price of the Ordinary Shares on the Australian Stock Exchange ("ASX") achieving certain benchmarks. After the vesting of such shares, the grantee may either repay the Parent loan or sell such shares and retain the difference. As of December 31, 1998, all employees and directors of the Company, in the aggregate, owned 1,525,000 Ordinary Shares subject to the terms of this Plan.

     The Option Plan provides for the issue of options to purchase Ordinary Shares to employees and directors at prevailing market prices and subject to certain conditions set by the Remuneration Committee. Grants are subject to a minimum six-month vesting term and the vesting may also be contingent upon the market price on the ASX of the Ordinary Shares achieving certain benchmarks. Options granted under the Option Plan expire five years from the date of grant. As of December 31, 1998, all directors and employees of the Company, in the aggregate, held options to purchase an aggregate of 873,000 Ordinary Shares pursuant to the Option Plan.

STOCK OPTION GRANTS AND EXERCISES

     The Parent did not grant any stock options or stock appreciation rights ("SARs") to the Named Executive Officers of the Company in 1998.

     The following table sets forth the aggregated option exercises by each of the Named Executive Officers during the year ended December 31, 1998.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTIONS VALUE


                                                               NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                                    UNDERLYING                 IN-THE-MONEY
                                                                    UNEXERCISED                 OPTIONS AT
                                                                    OPTIONS AT                FISCAL YEAR-END
                               SHARES           VALUE             FISCAL YEAR-END                   ($)
                             ACQUIRED ON       REALIZED             EXERCISABLE/                EXERCISABLE/
      Name                   EXERCISE (#)        ($)               UNEXERCISABLE              UNEXERCISABLE
      ----                   ------------      --------        --------------------        --------------------
Terrence N. Fern                  --            $  --                --/--                         --/--

Ross A. Keogh                     --            $  --                --/110,000                    --/--

Howard H. Wilson, Jr.             --            $  --                --/125,000                    --/--

John T. Bellatti                  --            $  --                --/150,000                    --/--

William R. Sack                   --            $  --                --/150,000                    --/--


COMPENSATION OF DIRECTORS

     Anthony J. Walton resigned as a director of the Company on December 15, 1998. Mr. Walton was not paid any director's fees in 1998. In 1997, Mr. Walton was paid $20,000 for services as a director pursuant to an arrangement whereby Mr. Walton provided financial advice to the Company. There were no other arrangements pursuant to which directors of the Company received compensation for their services as directors in 1998 or 1997.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Effective July 1, 1996, John T. Bellatti, Ross A. Keogh and William R. Sack entered into three-year extensions of their employment agreements with the Company. The agreements provide that they receive a base salary which is reviewed annually, and are entitled to participate in any incentive compensation programs established by the Parent for the Company's executive officers.

     Effective May 1, 1998 Howard H. Wilson, Jr. entered into a three-year extension of his employment agreement with the Company. The agreement provides that Mr. Wilson receive a base salary which is reviewed annually, and is entitled to participate in any incentive compensation program established by the Parent for the Company's executive officers. In addition should a change of control of the Parent occur and Mr. Wilson is terminated without cause or his employment conditions are materially changed, he is entitled to receive the balance of salary due under his contract.

     In 1998, the Parent established the Petsec Energy Inc. Change in Control Bonus and Severance Plan whereby the named executive officers and all other employees of the Company may receive compensation in the event of a change in control. The compensation benefit is composed of a bonus equal to nine months salary for employees who have been continuously employed by the Company from June 17, 1998 through two months after a change in control occurs. In addition, the plan provides for a severance benefit in an amount equal to compensation for three months plus three weeks per year of service in the event the employee is relocated more than 30 miles, responsibilities are significantly changed, salary is reduced by 10% or employment is terminated.

    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Common Stock of the Company is owned by Petsec USA Inc. which is a wholly owned subsidiary of the ultimate Parent Company, Petsec Energy Ltd. See "Notes to Financial Statements Note 1(a) Description of Business" on page 44.

            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has historically been financed in part with borrowings from its immediate parent company, Petsec (U.S.A.), Inc., which is an indirect wholly-owned subsidiary of Petsec Energy Ltd. Outstanding borrowings (the "Subordinated Shareholder Loan") are made by the Company under a subordinated note (the "Subordinated Shareholder Note") in either or both U.S. or Australian dollars, which effective as of June 1, 1997 bears interest at market rates, currently LIBOR plus 1.5% or, in the case of Australian dollar borrowings, the Australian bank bill rate plus 1.5%. The Subordinated Shareholder Note provides that the Subordinated Shareholder Loan (i) is subordinated in right of payment to all present and future Indebtedness of the Company for borrowed money and
(ii) not subject to any mandatory principal or sinking fund payment, or mandatory repurchase obligation, until 91 days following the final Stated Maturity of the Senior Subordinated Notes due 2007. The Company has agreed not to modify these two terms of the Subordinated Shareholder Loan until all outstanding Notes have been paid in full, retired or acquired in their entirety by Affiliates of the Company. As of December 31 1998, the amount of Subordinated Shareholder Loan outstanding was $36.8 million.

     One executive, Maynard Smith, and two former executives Mark Gannaway and Prent Kallenberger own overriding royalty interests on certain leases held by the Company, which were issued prior to July 1994 as incentives. As of July 1994, the granting of overriding royalty interests as an incentive was replaced by grants under the Parent's Option Plan. Mr. Gannaway and Mr. Kallenberger resigned from the Company effective September 1, 1998.

                                     PART IV

         ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a). FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report .................................................... 40
Balance Sheets as of December 31, 1997, and 1998 ................................ 41
Statements of Operations and Retained Earnings (Deficit) for the years ended
  December 31, 1996, 1997 and 1998 .............................................. 42
Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998 ... 43
Notes to Financial Statements ................................................... 44

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Petsec Energy Inc.:

     We have audited the accompanying balance sheets of Petsec Energy Inc. as of December 31, 1997 and 1998 and the related statements of operations and retained earnings (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petsec Energy Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                                KPMG LLP

New Orleans, Louisiana
February 5, 1999

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                                 BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               December 31,

                                                                             1997        1998
                                                                           ---------   ---------
                                  ASSETS

Current Assets:
         Cash                                                              $   7,431   $   1,024
         Accounts receivable                                                  13,978       8,279
         Other receivables                                                        80       4,626
         Inventories of crude oil                                                 43          45
         Prepaid expenses                                                        258         274
         Assets held for sale                                                   --        68,300
                                                                           ---------   ---------
                  Total Current Assets                                        21,790      82,548
Net property, plant and equipment, at cost, under the
         successful efforts method of accounting
         for oil and gas properties                                          209,314      99,802
Other assets                                                                   3,000       2,682
                                                                           ---------   ---------
                                                                           $ 234,104   $ 185,032
                                                                           =========   =========

              LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)

Current Liabilities:
         Trade accounts payable                                               15,107       8,572
         Interest payable                                                      1,720       2,214
         Other accrued liabilities                                            11,967       3,381
         Bank credit facility                                                   --        67,250
                                                                           ---------   ---------
                  Total Current Liabilities                                   28,794      81,417
Senior Subordinated Notes                                                     99,630      99,656
Bank credit facility                                                            --         6,750
Subordinated shareholder loan                                                 37,298      36,792
Provision for dismantlement                                                    3,289       2,488
Deferred income taxes                                                         16,458        --
                                                                           ---------   ---------
                  Total Liabilities                                        $ 185,469   $ 227,103
                                                                           ---------   ---------

Shareholder's Equity (Deficit):
         Common stock, $1 par value; authorized 1,000,000 shares;
         issued and outstanding 1 share                                         --          --
         Additional paid-in-capital                                           20,981      21,572
         Retained earnings (deficit)                                          27,654     (63,643)
                                                                           ---------   ---------
                  Total Shareholder's Equity (Deficit)                        48,635     (42,071)
                                                                           ---------   ---------
                                                                           $ 234,104   $ 185,032
                                                                           =========   =========


                 See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD

            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                             (DOLLARS IN THOUSANDS)


                                                     Years Ended December 31,

                                                  1996         1997         1998
                                                ---------    ---------    ---------
Revenue:
     Oil and gas sales                          $  67,027    $ 125,139    $  92,017
                                                ---------    ---------    ---------

Operating expenses:
     Lease operating expenses                       5,561       10,825       14,379
     Production taxes                                 600          702          610
     Exploration expenditures                       7,061        7,328        7,427
     Dry hole costs                                  --         10,454       27,503
     Impairments                                     --           --         72,916
     General and administrative                     5,259        6,054        7,867
     Stock compensation                               481          905          592
     Depletion, depreciation and amortization      29,639       63,864       57,576
                                                ---------    ---------    ---------
Total operating expenses                           48,601      100,132      188,870
                                                ---------    ---------    ---------

Income (loss) from operations                      18,426       25,007      (96,853)

Other income (expenses):
     Interest expense                              (3,369)      (7,586)     (11,721)
     Interest income                                  172          871          302
     Other, principally foreign exchange gain           6        1,418          517
                                                ---------     --------    ---------
                                                   (3,191)      (5,297)     (10,902)

Income (loss) before income taxes                  15,235       19,710     (107,755)
Income tax (expense) benefit                       (6,311)      (6,610)      16,458
                                                ---------    ---------    ---------
Net income (loss)                                   8,924       13,100      (91,297)
Retained earnings at beginning of year              5,630       14,554       27,654
                                                ---------    ---------    ---------
Retained earnings (deficit) at end of year      $  14,554    $  27,654    $ (63,643)
                                                =========    =========    =========


                 See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                           Years Ended December 31,

                                                                        1996         1997         1998
                                                                     ---------    ---------    ---------
Cash flows from operating activities:
Net income (loss)                                                    $   8,924    $  13,100    $ (91,297)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depletion, depreciation and amortization                           29,639       63,864       57,576
     Deferred income taxes                                               6,311        6,610      (16,458)
     Dry hole costs                                                       --         10,454       27,503
     Impairments                                                          --           --         72,916
     Other                                                                 483         (323)       1,112
     Changes in operating assets and liabilities:
        Decrease (increase)  in receivables                             (3,523)      (2,123)       5,699
        Decrease (increase) in inventories                                  43            2           (2)
        Decrease (increase) in prepayments                                  23          (90)         (16)
        Decrease (increase) in other receivables                           301           21       (4,546)
        Decrease in other assets                                         1,937         --           --
        Increase (decrease) in trade accounts payable                      309       (1,494)         755
        Increase in other accrued liabilities                              233          862          975
        Increase in interest payable                                        15        1,518          494
                                                                     ---------    ---------    ---------
                  Net cash provided by operating  activities            44,695       92,401       54,711
                                                                     ---------    ---------    ---------

Cash flows from investing activities:
     Lease acquisitions                                                 (6,367)      (8,074)      (8,771)
     Exploration and development expenditures                          (76,296)    (136,561)    (125,871)
     Other asset additions                                                (674)        (458)        (476)
                                                                     ---------    ---------    ---------
                  Net cash used in investing activities                (83,337)    (145,093)    (135,118)
                                                                     ---------    ---------    ---------

Cash flows from financing activities:
     Proceeds from senior subordinated notes                              --         96,446         --
     Proceeds from bank credit facility                                 63,540       21,000       74,000
     Repayment of bank credit facility                                 (58,890)     (58,000)        --
     Proceeds from shareholder loans                                    36,000        1,500         --
     Repayment of shareholder loans                                     (3,084)      (1,165)        --
                                                                     ---------    ---------    ---------
                  Net cash provided by financing  activities            37,566       59,781       74,000
                                                                     ---------    ---------    ---------
Net increase (decrease) in cash                                         (1,076)       7,089       (6,407)
Cash at beginning of year                                                1,418          342        7,431
                                                                     ---------    ---------    ---------
Cash at end of year                                                  $     342    $   7,431    $   1,024
                                                                     =========    =========    =========


                 See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                         NOTES TO FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) Description of Business

      Petsec Energy Inc. (the Company), located in Lafayette, Louisiana, is a wholly-owned subsidiary of Petsec (U.S.A.) Inc., which is a wholly-owned subsidiary of Petsec Energy Ltd (the Parent Company), incorporated in Australia.

      The Company's business is comprised of one operating segment which is the exploration, development and production of oil and gas; therefore, the Company is directly affected by fluctuating economic conditions of the oil and gas industry. The Company's activities are focused in the shallow waters of the Gulf of Mexico, primarily offshore Louisiana and Texas.

      (b) Income Taxes

      The Company is included in the consolidated federal and state income tax returns of Petsec (U.S.A.) Inc. The income tax provision has been prepared as if the Company was a separate taxpayer.

      The Company accounts for income taxes under the asset and liability method which requires that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

      The Company assesses the impairment of capitalized costs of proved oil and gas properties on a field-by-field basis, utilizing its current estimate of future revenues and operating expenses. In the event net undiscounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows.

      The estimated costs of dismantling and abandoning offshore oil and gas properties are provided currently using the units-of-production method. Such provision is included in depletion, depreciation and amortization in the accompanying statement of operations.

                               PETSEC ENERGY INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



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

      (h) Reclassifications

      Certain amounts in prior years' financial statements have been reclassified to conform to the 1998 financial statement presentation.


2. PROPERTY, PLANT AND EQUIPMENT

                                                                           1997         1998
                                                                         ---------    ---------
                                                                         (dollars in thousands)
Oil and gas properties:

         Proved                                                          $ 227,049    $ 156,265
         Unproved                                                           20,759       31,984
         Production facilities                                              66,956       43,321
                                                                         ---------    ---------
                                                                           314,764      231,570
         Other                                                               1,527        1,970
                                                                         ---------    ---------
                                                                           316,291      233,540
         Less accumulated depletion, depreciation and amortization        (106,977)    (133,738)
                                                                         ---------    ---------
                                                                         $ 209,314    $  99,802
                                                                         =========    =========

      The Company capitalized interest of $0.9 million and $3.5 million in 1997 and 1998, respectively, which is included in Property, Plant and Equipment.

                               PETSEC ENERGY INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      The non-cash impairment charge of approximately $72.9 million was recorded in accordance with the Statement of Financial Accounting Standards No. 121, which requires that long-lived assets held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The continued low prices received for the sales of oil and natural gas along with the sale of certain assets (further discussed in Note 14) are such events. As a result of these events, after related income tax benefits, this write-down increased the net loss by $69.0 million. The carrying values for assets determined to be impaired were adjusted to estimated fair values based on projected future discounted net cash flows for such assets and the proceeds from the sale of certain assets sold in February 1999. The Company has exposure to future impairments if oil and gas prices deteriorate from December 1998 levels, which could have a material adverse effect on financial condition, results of operations and liquidity in the near term.


3. BANK CREDIT FACILITY AND SENIOR SUBORDINATED NOTES

      In April 1996, the Company entered into a $75 million revolving credit facility (the facility) with a syndicate of banks. Beginning July 1999 the Company is required to make eight equal quarterly payments. The facility matures in the year 2001 and is secured by the Company's Gulf of Mexico producing properties. Outstanding borrowings accrue interest at LIBOR plus a margin of 1.25% to 1.75% per annum, depending on the balance drawn. The Company is obligated to pay a fee of .30% to .375% per annum of the unused portion of the borrowing base.

      At December 31, 1998, borrowings outstanding totaled $74 million at a weighted average annual interest rate of 7.3% and letters of credit outstanding totaled $1.0 million. The fair value of the facility's outstanding borrowings approximated the carrying value. The facility is subject to certain restrictive covenants. In February 1999, the borrowing base was reduced to $10 million as a result of the sale of certain assets more fully described in Note 14. Concurrent with the sale of assets, the Company repaid $65 million of the facility, which is classified as current in the accompanying balance sheet.

      In June 1997, the Company issued $100 million 9 1/2% Senior Subordinated Notes due in 2007. The notes were issued at a discount with an annual yield to maturity of 9.56%. A portion of the proceeds was used to pay the outstanding balance on the bank credit facility. At December 31, 1997 and 1998, the fair value of the notes was $102.6 million and $57 million, respectively, based on quoted market prices. These notes are subject to certain restrictive covenants.


4. SUBORDINATED SHAREHOLDER LOAN

      Petsec (U.S.A.) Inc. had advances outstanding to the Company of $37.3 million and $36.8 million at December 31, 1997 and 1998, respectively. A summary of activity is as follows (in thousands):

                     Beginning                                      Ending
                      Balance      Additions    Reductions          Balance
           1996        25,038       36,000       (3,084)            57,954
           1997        57,954        1,500      (22,156)            37,298
           1998        37,298           --         (506)            36,792

      The average balance outstanding for the years ended 1996, 1997 and 1998 was $33.6 million, $47.0 million, and $37.0 million, respectively.

                               PETSEC ENERGY INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)



      Prior to June 1, 1997, the advances were without interest charges or fixed repayment terms. Effective June 1, 1997, Petsec (U.S.A.) Inc. began charging the Company interest on the subordinated shareholder loan. At December 31, 1997, the rates were 7.18% for the $29 million U.S. dollar loan and 6.83% for the equivalent US$8.3 million Australian dollar denominated loan. In addition, effective June 1, 1997, $20 million of the outstanding subordinated shareholder loan was recapitalized as equity. At December 31, 1998, the interest rates were 6.83% for the $29 million U.S. dollar loan and 7.25% for the equivalent US$7.8 million Australian dollar denominated loan. The Company is unable to determine the fair value of these loans because they are with a related party. Petsec (U.S.A.) Inc. has confirmed that no repayments will be required prior to December 31, 2007.

5. SIGNIFICANT CUSTOMERS

      Customers which account for 10% or more of revenue for the years ended December 31, 1996, 1997 and 1998 follow:

                                                        1996     1997     1998
                                                        ----     ----     ----
         Vision Resources, Inc.                          60%      46%      30%
         Aquila Energy Marketing Corporation             12%       *        *
         Duke Energy Trading & Marketing, L.L.C          19%      22%      19%
         P G & E Energy Trading Corporation              --       16%       *
         Natural Gas Clearinghouse                        *       12%      --
         Columbia Energy Services                        --        *       36%

*  less than 10%

      Based upon the current demand for oil and gas, the Company does not believe the loss of any current purchasers would have a material adverse effect on the Company. The Company continually evaluates the financial strength of its customers but does not require collateral to support trade receivables.


6. STOCK COMPENSATION EXPENSE

      The Parent Company has an Employee Option Plan and issues options to employees and certain consultants of the Company to purchase stock in the Parent Company. The Parent Company's equity securities are traded on both the Australian Stock Exchange and the New York Stock Exchange.

      The Company is allocated stock compensation expense in respect to the options in the Parent Company which are granted to the Company's employees and certain consultants. The Parent Company accounts for its expense related to the stock option plan in accordance with Statement of Financial Accounting Standards No. 123 (Statement 123), Accounting for Stock-Based Compensation, under which it recognizes as expense over the vesting period the fair value of all stock-based awards on the date of grant. The amount is recorded as an increase to additional paid-in-capital. The fair value was determined using the Black-Scholes valuation method. The calculation takes into account the exercise price, expected life, current price of underlying stock, expected volatility of the underlying stock, expected dividend yield and the risk-free interest rate. The expected life, volatility, dividend yield and risk-free interest rates used in determining the fair value of options granted in 1996 were 2.1 to 3.5 years (weighted average
3.0 years); 30%; 0; and 7.1% to 8.4% per annum (weighted average 8% per annum), respectively, 1.5 to 2.5 years (weighted average 2.1 years); 30%; 0; and 5.8% to 6.5% per annum (weighted average 6.1% per annum), respectively, in 1997, and 2.4 to 4.5 years (weighted average 3.4 years); 37%; 0; and 5.3%, respectively, in 1998.

                               PETSEC ENERGY INC.
                  NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7. INCOME TAXES

      Although the Company is included in the consolidated federal and state income tax returns of Petsec (U.S.A.) Inc., the income tax provision has been prepared as if the Company was a separate taxpayer. Income tax attributable to income or loss before income taxes was $6.3 million expense, $6.6 million expense and $16.5 million benefit for the years ended December 31, 1996, 1997 and 1998 respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                  1996       1997        1998
                                                                --------   --------    --------
                                                                     (dollars in thousands)
Computed "expected" tax expense (benefit)                       $  5,180   $  6,701    $(36,637)
Increase (reduction) in income taxes resulting from:
         Items not deductible for tax                                550         30         481
         State income tax expense (benefit)                          322        368      (1,934)
         Other                                                       259       (489)       --
         Change in the balance of the valuation allowance for
         deferred tax assets allocated to income tax expense        --         --        21,632
                                                                --------   --------    --------
                                                                $  6,311   $  6,610    $(16,458)
                                                                ========   ========    ========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1998 are presented below.

                                                                              1997        1998
                                                                            --------    --------
                                                                           (dollars in thousands)
Deferred tax assets:
          Financial provisions not currently deductible for tax purposes    $  1,091    $    851
          Net operating loss carryforwards                                    16,823      32,045
                                                                            --------    --------
             Total gross deferred tax assets                                  17,914      32,896
          Less valuation allowance                                              --       (21,632)
                                                                            --------    --------
             Net deferred tax assets                                        $ 17,914    $ 11,264
Deferred tax liabilities:
          Differences in depreciation and depletion of oil and gas assets    (34,372)    (11,264)
                                                                            --------    --------
             Net deferred tax liabilities                                   $(16,458)   $   --
                                                                            ========    ========

      The net change in the valuation allowance for the year ended December 31, 1998 was an increase of $21.6 million. This change was made to provide for uncertainties surrounding the realization of net operating loss carryforwards. The remaining balance of deferred tax assets are expected to be realized through the reversal of taxable temporary differences.

      At December 31, 1998, the Company has net operating loss carryforwards for federal and state income tax purposes of $89 million which are available to offset future federal taxable income, if any, from 2005 through 2018.

8. RELATED PARTY TRANSACTIONS

      The Parent Company has advanced funds to Petsec Energy Inc. through Petsec (U.S.A.) Inc. (Note 4). The funds were used to finance exploration and development expenditures.

                               PETSEC ENERGY INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

      For the years ended December 31, 1996, 1997 and 1998, Petsec Energy Inc. paid amounts of $1.0 million, $540,000 and $325,000 to the Parent Company principally for reimbursement of direct expenses incurred in connection with the Company's operations.

9. COMMITMENTS

      Future minimum lease commitments at December 31, 1998, applicable to noncancelable operating leases with terms of one year or more are summarized as follows (in thousands):

                        Year              Amount
                        ----              ------
                        1999              $ 268
                        2000                 89
                                          -----
                                          $ 357
                                          =====

      Rent expense for the years ended December 31, 1996, 1997 and 1998 was $281,000, $264,000, and $281,000 respectively.


10. ADDITIONAL PAID-IN-CAPITAL

The following is a reconciliation of additional paid-in-capital (in thousands):

           Balance at December 31, 1996           $   482

           Recapitalization of loan                19,594

           Stock Options (Note 6)                     905
                                                  -------

           Balance at December 31, 1997           $20,981

           Stock Options (Note 6)                     592
                                                  -------

           Balance at December 31, 1998           $21,572
                                                  =======

11. HEDGING ACTIVITIES

      The Company enters into forward swap contracts with major financial institutions to reduce the price volatility on the sale of oil and gas production. In swap agreements, the Company receives the difference between a fixed price per unit of production and a floating price issued by a third party. If the floating price is higher than the fixed price, the Company pays the difference. At December 31, 1998, giving effect to the contracts terminated as a result of the sale of certain properties discussed in Note 14, the Company had contracts maturing monthly through May 2000 on the net sale of 517,000 barrels of oil at an average price of $19.70 per barrel and on the net sale of 14.3 million MMbtu of gas at an average price of $2.311 per MMbtu. The effect to the Company to terminate these contracts at December 31, 1998 is estimated to be a gain of $3.2 million for oil and $4.2 million for gas.

      For the years ended December 31, 1996, 1997 and 1998, hedging activities reduced revenues by $8.4 million and $4.4 million, and increased revenues by $7.7 million, respectively.

                               PETSEC ENERGY INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

12. SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest was $3.4 million, $6.8 million and $10.9 million for the years ended December 31, 1996, 1997 and 1998, respectively. The Company has not paid any cash for income taxes in these years.

13. LITIGATION

      The Company is involved in certain lawsuits arising in the ordinary course of business. While the outcome of any of these lawsuits cannot be predicted with certainty, management expects these matters to have no material adverse effect on the financial position, results of operations or liquidity of the Company.

14. SUBSEQUENT EVENT

     On February 1, 1999, the Company completed the sale of a 50% working interest in certain of its oil and gas properties to an unrelated party for $68.3 million. The transaction was effective January 1, 1999. As a result of the sale, a non-cash impairment of approximately $27 million was recognized at December 31, 1998, to properly value the assets at their fair value. This charge is included in the $72.9 million impairment shown in the accompanying financial statements. The proceeds from the sale were used to repay $65 million of the Bank Credit Facility, reducing outstandings under the credit facility to $9 million. The credit facility was reduced to $10 million as a result of the sale. Revenues in 1998 attributed to the 50% working interest that was sold were $41 million.

                               PETSEC ENERGY INC.
               SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED

15. SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED

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

      Estimates of proved and proved developed reserves at December 31, 1996, 1997 and 1998 were based on studies performed by Ryder Scott Company.

      No major discovery or other favorable or adverse event subsequent to December 31, 1998 is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

                               PETSEC ENERGY INC.
         SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED (CONTINUED)

      For the purposes of the disclosure below, the effect of the sale of interests in certain oil and gas properties (see Note 14) effective January 1, 1999 are reflected as if sold on December 31, 1998.

ESTIMATED NET QUANTITIES OF OIL AND GAS RESERVES

      The following table sets forth the Company's net proved reserves, including the changes therein, and proved developed reserves (all within the United States) as estimated by Ryder Scott Company:

                                                                      Crude Oil     Natural Gas
                                                                       (MBbl)          (MMcf)
Proved developed and undeveloped reserves:
         December 31, 1995                                              7,172         49,747
                  Revisions of previous estimates                         211          2,297
                  Extensions, discoveries and other additions           3,085         32,969
                  Production                                           (2,150)       (11,722)
                                                                       ------        -------
         December 31, 1996                                              8,318         73,291
                  Revisions of previous estimates                       2,220         12,194
                  Extensions, discoveries and other additions           3,181         64,604
                  Production                                           (3,078)       (27,940)
                                                                       ------        -------
         December 31, 1997                                             10,641        122,149
                  Revisions of previous estimates                         (66)       (18,985)
                  Extensions, discoveries and other additions           1,168          4,738
                  Sales of reserves in place*                          (4,053)       (25,700)
                  Purchase of reserves in place                            --          1,440
                  Production                                           (2,353)       (25,390)
                                                                       ------        -------
         December 31, 1998                                              5,337         58,252
                                                                       ======        =======

*Relates to sale to Apache Corporation of a 50% working interest in certain properties effective January 1, 1999.

                                                                      Crude Oil     Natural Gas
                                                                       (MBbl)          (MMcf)
Proved developed reserves:
         December 31, 1996                                              6,670         43,133
         December 31, 1997                                              8,430         88,199
         December 31, 1998                                              3,054         26,965

                               PETSEC ENERGY INC.
         SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED (CONTINUED)

      Capitalized costs for oil and gas producing activities consist of the following:

                                                                As of December 31,

                                                         1996         1997         1998

                                                                 (in thousands)
Proved properties                                      $ 169,982    $ 294,005    $ 199,586
Unproved properties                                        7,276       20,759       31,984
                                                       ---------    ---------    ---------
                                                         177,258      314,764      231,570
Accumulated depreciation, depletion and amortization     (44,349)    (106,392)    (132,739)
                                                       ---------    ---------    ---------
         Net capitalized costs                         $ 132,909    $ 208,372    $  98,831
                                                       =========    =========    =========

      Costs incurred for oil and gas property acquisition, exploration and development activities are as follows:

                                                           Years Ended December 31,

                                                         1996       1997       1998

                                                               (in thousands)

Lease acquisition                                      $  6,699   $  8,437   $  7,836
Exploration                                              71,490    115,523    107,111
Development                                              14,187     31,327     10,301
                                                       --------   --------   --------
      Total costs incurred                             $ 92,376   $155,287   $125,248
                                                       ========   ========   ========

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

      Under the Standardized Measure, future cash inflows were estimated by applying period end oil and gas prices adjusted for fixed and determinable escalations including hedged prices to the estimated future production of period-end proved reserves. As of December 31, 1998, approximately 14.3 million MMbtu of the Company's future gas production and 517,000 barrels of oil were subject to such positions. Future cash inflows were reduced by estimated future development, abandonment and production costs based on period-end costs in order to arrive at net cash flow before tax. Future income tax expense has been

                               PETSEC ENERGY INC.
         SUPPLEMENTARY OIL AND GAS DISCLOSURES - UNAUDITED (CONTINUED)

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

      The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows. For the purpose of the disclosure below, the effect of the sale of interests in certain oil and gas properties (see Note 14) effective January 1, 1999 are reflected as if sold on December 31, 1998.

                                                                    As of December 31,

                                                              1996         1997         1998

                                                                      (in thousands)
Future cash inflows                                        $ 479,220    $ 472,470    $ 183,371
      Future production costs                                (58,367)    (101,765)     (55,456)
      Future development and abandonment costs               (47,873)     (53,851)     (44,783)
      Future income tax expense                             (102,669)     (64,064)          --
                                                           ---------    ---------    ---------
Future net cash flows after income taxes                     270,311      252,790       83,132
10% annual discount for estimated timing of cash flows       (46,930)     (48,676)     (16,079)
                                                           ---------    ---------    ---------
Standardized measure of discounted future net cash flows   $ 223,381    $ 204,114    $  67,053
                                                           =========    =========    =========

      A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows:

                                                                 Year Ended December 31,
                                                          -----------------------------------
                                                             1996         1997         1998

                                                                     (in thousands)
Beginning of the period                                   $ 131,488    $ 223,381    $ 204,114
                                                          ---------    ---------    ---------
Sales and transfers of oil and gas produced, net of
   production costs                                         (60,764)    (113,462)     (77,028)
Net changes in prices and production costs                   61,394     (142,243)     (86,433)
Extensions, discoveries and improved recoveries, net of
   future production costs                                  145,494      134,467       13,422
Net changes due to revisions in quantity estimates           10,070       40,994      (21,677)
Development costs incurred during the period                  8,945        1,050        2,251
Sales of reserves in place*                                    --           --        (57,164)
Purchase of reserves in place                                  --           --          1,646
Change in estimated future development costs                (26,208)      (5,674)       5,499
Accretion of discount                                        12,079       32,481       30,749
Net change in income taxes                                  (59,117)      33,120       51,674
                                                          ---------    ---------    ---------
Net increase (decrease)                                      91,893      (19,267)    (137,061)
                                                          ---------    ---------    ---------
End of period                                             $ 223,381    $ 204,114    $  67,053
                                                          =========    =========    =========

* Relates to sale to Apache Corporation of a 50% working interest in certain properties effective January 1, 1999.

                               PETSEC ENERGY INC.
         SUPPLEMENTARY OIL AND GAS DISCLOSURES - UNAUDITED (CONTINUED)

      The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1998 was based on average natural gas prices of approximately $2.04 per mcf and on average liquids of approximately $11.98 per barrel.

(b).   REPORTS ON FORM 8-K

       No current reports on Form 8-K were filed during the Company's fourth quarter 1998.


(c).   EXHIBITS

  Exhibit No.        Description
  -----------        -----------
     4.1             Articles of Incorporation of the Company (filed with
                     Registration Statement on Form S-4 (No. 333-31625) and
                     incorporated herein by reference)

     4.2 By-Laws of the Company (filed with Registration Statement on Form S-4 (File No. 333-31625) and incorporated herein by reference)

     4.3 Indenture dated as of June 13, 1997 among the Company, as issuer, and the Bank of New York, as trustee (filed with Registration Statement on Form S-4. (File No 333-31625) and is incorporated herein by reference)

     4.4 Registration Rights Agreement dated June 13, 1997 by and among the Company and Merrill Lynch & Co., Merrill, Lynch,
                     Pierce, Fenner & Smith Incorporated, Donaldson, Lufkin &
                     Jenrette Securities Corporation and Salomon Brothers Inc.
                     (filed with Registration Statement on Form S-4 (File No.
                     333-31625) and incorporated herein by reference)

     10.1            Credit Agreement by and among Petsec Energy Inc. and Chase
                     Manhattan Bank and certain financial institutions named therein as Lenders (filed with Registration Statement on Form S-4 filed (File No. 333-31625) and incorporated herein by reference)

     23.1*           Consent of Ryder Scott Company

     27*             Financial Data Schedule

* Filed herewith

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       Petsec Energy Inc.




Date:                                  By: /s/ Ross A. Keogh
     ---------------                       -------------------------------------
                                           Name:  Ross A. Keogh
                                           Title: Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

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

         Name                                 Title                        Date
         ----                                 -----                        ----
/s/ Terrence N. Fern           Chairman and Chief Executive Officer
-------------------------      (Principal Executive Officer)
Terrence N. Fern


/s/ Ross A. Keogh
-------------------------
Ross A. Keogh                  Director and Treasurer
                               (Principal Financial and Accounting
                               Officer)


/s/ James E. Slatten III
-------------------------
James E. Slatten III           Director and Secretary


                                 EXHIBIT INDEX


  Exhibit No.        Description
  -----------        -----------
     4.1             Articles of Incorporation of the Company (filed with
                     Registration Statement on Form S-4 (No. 333-31625) and
                     incorporated herein by reference)

     4.2 By-Laws of the Company (filed with Registration Statement on Form S-4 (File No. 333-31625) and incorporated herein by reference)

     4.3 Indenture dated as of June 13, 1997 among the Company, as issuer, and the Bank of New York, as trustee (filed with Registration Statement on Form S-4. (File No 333-31625) and is incorporated herein by reference)

     4.4 Registration Rights Agreement dated June 13, 1997 by and among the Company and Merrill Lynch & Co., Merrill, Lynch,
                     Pierce, Fenner & Smith Incorporated, Donaldson, Lufkin &
                     Jenrette Securities Corporation and Salomon Brothers Inc.
                     (filed with Registration Statement on Form S-4 (File No.
                     333-31625) and incorporated herein by reference)

     10.1            Credit Agreement by and among Petsec Energy Inc. and Chase
                     Manhattan Bank and certain financial institutions named therein as Lenders (filed with Registration Statement on Form S-4 filed (File No. 333-31625) and incorporated herein by reference)

     23.1*           Consent of Ryder Scott Company

     27*             Financial Data Schedule

* Filed herewith