Form 10-Q
period 1999-03-31
PETSEC ENERGY INC
filed 1999-05-14
CIK 1041895

================================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
================================================================================

 (Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from......................to.....................

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

                                YES [X]  NO [ ]

*Petsec Energy Inc. is a wholly owned operating subsidiary of Petsec Energy Ltd, a listed Australian public company registered with the Commission as a result of its public offering in July 1996 of American Depositary Receipts
(ADRs) which are traded on the New York Stock Exchange (symbol: PSJ). Shareholders and holders of American Depositary Shares are advised to refer to the filings of Petsec Energy Ltd for the consolidated results.

                              PETSEC ENERGY INC.

                              INDEX TO FORM 10-Q

                                                                                 Page
                                                                                ------
PART I.    FINANCIAL INFORMATION

           IMPORTANT NOTE: The financial information in this Quarterly Report refers to Petsec Energy Inc., a wholly owned subsidiary of Petsec
           Energy Ltd. The publicly listed Petsec Energy Ltd files its annual consolidated financial statements separately under form 20-F and a summary of its quarterly consolidated financial statements under form 6-K.

Item 1.   Financial Statements
            Balance Sheets...............................................          3
            Statements of Operations and Retained Earnings (Deficit).....          4
            Statements of Cash Flows.....................................          5
            Notes to Financial Statements................................        6-7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................       8-14

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk............................................         14

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...............................         14


SIGNATURES...............................................................         15

Exhibit Index............................................................         16

                              PETSEC ENERGY INC.

                A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD

                                BALANCE SHEETS
                 (Dollars in thousands, except share amounts)


                                    ASSETS

                                                              March 31,       December 31,
                                                                1999             1998
                                                            (unaudited)        (audited)
                                                            -----------       -----------
Current Assets:
         Cash                                               $    9,040        $    1,024
         Accounts receivable                                     3,124             8,279
         Other receivables                                       1,929             4,626
         Inventories of crude oil                                   45                45
         Prepaid expenses                                          191               274
         Assets held for sale                                       --            68,300
                                                            ----------        ----------
                  Total Current Assets                          14,329            82,548
                                                            ----------        ----------
Net property, plant and equipment, at cost, under the
    successful efforts method of accounting
    for oil and gas properties
         Proved oil and gas properties                         150,504           156,265
         Unproved oil and gas properties                        17,418            31,984
         Production facilities                                  43,927            43,321
         Other                                                   1,949             1,970
                                                            ----------        ----------
                                                               213,798           233,540
         Less accumulated depletion,
          depreciation and amortization                       (120,299)         (133,738)
                                                            ----------        ----------
         Net property, plant and equipment                      93,499            99,802
                                                            ----------        ----------
Other Assets                                                     2,603             2,682
                                                            ----------        ----------
                  Total Assets                              $  110,431        $  185,032
                                                            ==========        ==========


                    LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
         Trade accounts payable                                  3,465             8,572
         Interest payable                                        3,446             2,214
         Other accrued liabilities                               3,845             3,381
         Bank credit facility                                    3,375            67,250
                                                            ----------        ----------

                  Total Current Liabilities                     14,131            81,417

Senior Subordinated Notes                                       99,662            99,656
Bank credit facility                                             5,625             6,750
Subordinated shareholder loan                                   36,979            36,792
Provision for dismantlement                                      2,611             2,488
                                                            ----------        ----------
                  Total Liabilities                         $  159,008        $  227,103
                                                            ----------        ----------
Shareholder's Deficit:
         Common stock, $1 par value; authorized
              1,000,000 shares; issued and
              outstanding 1 share                                   --                --
         Additional paid-in-capital                             21,636            21,572
         Accumulated deficit                                   (70,213)          (63,643)
                                                            ----------        ----------
                  Total Shareholder's Deficit                  (48,577)          (42,071)
                                                            ----------        ----------
                                                            $  110,431        $  185,032
                                                            ==========        ==========

               See accompanying notes to financial statements.

                              PETSEC ENERGY INC.
                A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD

           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                 (UNAUDITED)
                            (Dollars in thousands)

                                                                              Three Months Ended
                                                                                   March 31
                                                                              ------------------
                                                                             1999           1998
                                                                             ----           ----
Revenue:
     Oil and gas sales                                                    $   9,315     $  27,986
                                                                          ---------     ---------
Operating expenses:
     Lease operating expenses                                                 1,676         4,088
     Production taxes                                                            64           148
     Exploration expenditures                                                 1,645         1,824
     Abandonments                                                               888            --
     Dry hole costs and impairments                                              --        16,951
     General and administrative                                               1,287         1,551
     Stock compensation                                                          64           175
     Depletion, depreciation and amortization                                 6,475        15,095
                                                                          ---------     ---------
Total operating expenses                                                     12,099        39,832
                                                                          ---------     ---------
Loss from operations                                                         (2,784)      (11,846)

Other income (expenses):
     Interest expense                                                        (3,663)       (2,212)
     Interest income                                                             65           102
     Other, principally foreign exchange loss                                  (188)         (138)
                                                                          ---------     ---------
                                                                             (3,786)       (2,248)
Loss before income taxes                                                     (6,570)      (14,094)
Income taxes                                                                     --         5,073
                                                                          ---------     ---------
Net loss                                                                     (6,570)       (9,021)
Retained earnings (deficit) at beginning of period                          (63,643)       27,654
                                                                          ---------     ---------
Retained earnings (deficit) at end of period                              $ (70,213)    $  18,633
                                                                          ==========    =========

               See accompanying notes to financial statements.

                              PETSEC ENERGY INC.
                A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD

                           STATEMENTS OF CASH FLOWS
                                 (unaudited)
                            (Dollars in thousands)

                                                                                          Three Months Ended
                                                                                              March 31
                                                                                      --------------------------
                                                                                         1999            1998
                                                                                         ----            ----
Cash flows from operating activities:
Net loss                                                                              $  (6,570)     $  (9,021)
Adjustments to reconcile net loss to net cash provided by operating activities:
     Depletion, depreciation and amortization                                             6,475         15,095
     Deferred income taxes                                                                   --         (5,073)
     Dry hole costs and impairments                                                          --         17,632
     Abandonments                                                                           888             --
     Other                                                                                  338            399
     Changes in operating assets and liabilities:
        Decrease in receivables                                                           5,155          3,109
        Increase in inventories                                                              --            (19)
        Decrease in prepayments                                                              83            175
        Decrease (increase) in other receivables                                          2,697            (21)
        Decrease in trade accounts payable                                               (2,030)          (476)
        Increase (decrease) in other accrued liabilities                                    611           (932)
        Increase in interest payable                                                      1,232          1,666
                                                                                      ---------      ---------
                  Net cash provided by operating  activities                              8,879         22,534
                                                                                      ---------      ---------
Cash flows from investing activities:
     Proceeds from sale of oil and gas properties                                        68,300             --
     Lease acquisitions                                                                    (414)        (1,680)
     Exploration and development expenditures                                            (3,748)       (30,269)
     Other asset additions                                                                   (1)          (412)
                                                                                      ---------      ---------
                  Net cash provided by (used in) investing activities                    64,137        (32,361)
                                                                                      ---------      ---------

Cash flows from financing activities:
     Proceeds from bank credit facility                                                      --          4,000
     Repayment of bank credit facility                                                  (65,000)            --
                                                                                       --------      ---------
                  Net cash (used in) provided by financing  activities                  (65,000)         4,000
                                                                                       --------      ---------

Net increase (decrease) in cash                                                           8,016         (5,827)
Cash at beginning of period                                                               1,024          7,431

Cash at end of period                                                                 $   9,040      $   1,604
                                                                                      ==========     =========

                See accompanying notes to financial statements

                              PETSEC ENERGY INC.
                A WHOLLY-OWNED SUBSIDIARY OF PETSEC ENERGY LTD

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

           The financial information for the three months ended March 31, 1999 and 1998 has not been audited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the current period's presentations. The results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year.

NOTE 2 - On February 1, 1999, the Company completed the sale of a 50% working interest in certain of its oil and gas properties to Apache Corporation (Apache) for $68.3 million (the Asset Sale). The transaction was effective January 1, 1999. The proceeds from the Asset Sale were used to repay $65 million of outstanding borrowings under the Company's credit facility, reducing outstanding borrowings under the credit facility to $9 million. The borrowing base on the credit facility was reduced to $10 million as a result of the Asset Sale. Revenue for the quarter ended March 31, 1998 attributed to the 50% working interest that was sold was $12.5 million.

NOTE 3 - The Company is involved in certain lawsuits arising in the ordinary course of business. While the outcome of any of these lawsuits cannot be predicted with certainty, management expects these matters to have no material adverse effect on the financial position, results of operations or liquidity of the Company.

NOTE 4 - In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge," "cash flow hedge," or a hedge of the foreign currency exposure of a net investment in a foreign operation. Statement 133 amends and supersedes a number of existing Statements of Financial Accounting Standards, and nullifies or modifies the consensus reached in a number of issues addressed by the Emerging Issues

           Task Force. Statement 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company is assessing the impact of adoption of Statement 133, and at the present time, has not quantified the effect of adoption or continuing impact of such adoption.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion is intended to assist in the understanding of Petsec Energy Inc.'s (the Company's) historical financial position and results of operations for the three-month periods ended March 31, 1999 and 1998. The Company's unaudited financial statements and notes thereto should be referred to in conjunction with the following discussion.

OVERVIEW

         The Company is the wholly owned principal operating subsidiary of Petsec Energy Ltd (the Parent). The Parent is an Australian public company with ordinary shares listed on the Australian Stock Exchange (symbol: PSA) and American Depositary Receipts (ADRs) listed on The New York Stock Exchange (symbol: PSJ). The results discussed in this report refer only to the Company. The Parent's results are filed with the Securities and Exchange Commission separately under forms 6-K (quarterly) and 20-F (annual). Shareholders and ADR holders are advised to refer to these filings.

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

         The Company has acquired substantially all of its 44 leases in the Gulf of Mexico at federal or state lease sales. A disappointing drilling program in 1998 compounded by low oil and gas prices caused the Company's outstanding debt to reach unacceptable levels. In December 1998, the Company agreed to sell to Apache a 50% working interest in 17 developed leases and 6 exploration leases. In addition, Apache assumed operatorship of the assets. The $68.3 million sale was effective January 1, 1999 and completed on February 1, 1999, reducing bank debt to $9 million and total debt, including the subordinated shareholder loan, to $145.4 million. The $100 million of interest-only subordinated notes are due for repayment in 2007.

         The Company markets its oil and gas production through contracts that generally reflect spot market conditions in the central Gulf of Mexico. The Company has historically entered into crude oil and natural gas price swaps to reduce its exposure to price fluctuations. The results of operations described herein reflect any hedging transactions undertaken.

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

         The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas, which are in turn dependent upon numerous factors that are beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. Notwithstanding the recent increase in oil and gas prices, a substantial or extended decline in prices could have a material adverse effect on the Company's financial position, results of operations and access to capital, as well as the quantities of oil and gas reserves that may be economically produced.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company.


                                                     Three Months Ended
                                                          March 31
                                                  ------------------------
                                                  1999                1998
                                                  ----                ----
Net production:
  Gas (MMcf)                                     2,621               7,582
  Oil (MBbls)                                      249                 683
  Total (MMcfe)                                  4,115              11,680
Net sales data (in thousands):
  Gas                                           $6,183             $17,033
  Oil                                           $3,132             $10,953
  Total                                         $9,315             $27,986
Average sales price (1):
  Gas (per Mcf)                                  $2.36               $2.25
  Oil (per Bbl)                                 $12.58              $16.04
  Total (per Mcfe)                               $2.26               $2.40
Average costs (per Mcfe):
  Lease operating expenses                       $0.42               $0.36
  Depletion, depreciation, and amortization      $1.57               $1.29
  General, administrative and stock
    compensation expense                         $0.31               $0.13

(1)  Includes effects of hedging activities


         GENERAL. On February 1, 1999 (effective January 1, 1999), the Company sold a 50% working interest in 17 production and six exploration leases for $68.3 million. The proceeds were used to reduce debt. Apache has assumed operatorship of the leases. No wells were drilled during the quarter.

         OIL AND GAS REVENUES. Oil and gas revenues for the three months ended March 31, 1999 were $9.3 million, a decrease of $18.7 million, or 67%, from $28.0 million for the comparable period in 1998. A 65% decrease in gas production (39% related to the Asset Sale, 26% due to natural decline) partially offset by a 5% increase in gas prices resulted in a $10.9 million decrease in gas revenues. A 64% decrease in oil production (27% related to the Asset Sale, 37% due to natural decline) coupled with a 22% decrease in oil prices resulted in a $7.8 million decrease in oil revenues.

         For the three months ended March 31, 1999, the average realized gas price was $2.36 per Mcf, or 41% above the $1.67 per Mcf average gas price before hedging. Over the same period, the average realized oil price was $12.58 per Bbl, or 24% above the $10.19 per Bbl average oil price before hedging. Hedging activities resulted in a $2.4 million increase in oil and gas revenues. For the comparable period in 1998, the average realized gas price was $2.25 per Mcf, or 4% above the $2.17 per Mcf average gas price before hedging. Over the same period, the average realized oil price was $16.04 per Bbl, or 14% above the $14.13 per Bbl average oil price before hedging. Hedging activities resulted in a $1.9 million increase in oil and gas revenues for the three-month period ended March 31, 1998.

         LEASE OPERATING EXPENSES (including production taxes). Lease operating expenses decreased $2.5 million, or 59% (25% due to the Asset Sale, 34% due to production decline), to $1.7 million for the three months ended March 31, 1999, from $4.2 million for the three months ended March 31, 1998. Lease operating expenses per Mcfe increased from $0.36 for the comparable period in 1998 to $0.42 for the three months ended March 31, 1999 due to costs of well workovers coupled with lower production volumes.

         DEPLETION, DEPRECIATION AND AMORTIZATION (DD&A). DD&A expense decreased $8.6 million, or 57% (19% related to the Asset Sale, 38% due to production decline), to $6.5 million for the three months ended March 31, 1999, from $15.1 million for the same period in 1998. The unit rate was $1.57 per Mcfe in the three months ended March 31, 1999 compared to $1.29 per Mcfe for same period in 1998.

         EXPLORATION EXPENDITURES AND ABANDONMENTS. Seismic, geological and geophysical expenditures of $1.6 million were expensed during the quarter, a decrease of $0.2 million from the comparable period in 1998. An abandonment charge of $0.9 million was recorded in the quarter ended March 31, 1999, for the write-off of the West Cameron 480 and 462 leases.

         DRY HOLE COSTS AND IMPAIRMENTS. During the three-month period ended March 31, 1998, $17.0 million was expensed for the dry hole and impairment costs incurred on the South Marsh Island 189 #1 and West Cameron 480 #2 wells. No dry hole cost and impairment charges were incurred during the quarter ended March 31, 1999.

         GENERAL AND ADMINISTRATIVE. General and administrative expense decreased $0.3 million, or 17%, to $1.3 million for the three months ended March 31, 1999 from $1.6 million for the comparable period in 1998 due to staff downsizing following the Asset Sale. On a per Mcfe basis, the rate increased from $0.13 per Mcfe for the three-month period ended March 31, 1998 to $0.31 per Mcfe for the comparable period in 1999.

         STOCK COMPENSATION EXPENSE. Stock compensation expense of $64,000 for the three months ended March 31, 1999 was 63% lower than the charge of $175,000 recorded for the comparable period in 1998 as a result of staff downsizing following the Asset Sale.

         NET LOSS. As a result of the conditions noted above, a net loss of $6.6 million was recorded for the three months ended March 31, 1999, an improvement of $2.4 million over the net loss of $9.0 million for the comparable period in 1998. For the three months ended March 31, 1999, the valuation allowance on deferred tax assets was increased, resulting in no tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         The following table represents cash flow data for the Company for the periods indicated:

                                                                              Three Months Ended
                                                                                  March 31,
                                                                       ----------------------------
                                                                               ( in thousands)
                                                                          1999                1998
                                                                        --------           --------
Cash flow data

     Net cash provided by operating activities                          $  8,879           $ 22,534
     Net cash provided by (used in) investing activities                  64,137            (32,361)
     Net cash (used in) provided by financing activities                 (65,000)             4,000

         The decrease in cash provided by operating activities from 1998 to 1999 was due primarily to the sale to Apache of a 50% working interest in certain oil and gas properties.

         The cash provided by investing activities in 1999 was due to the receipt of proceeds from the sale of a 50% working interest in certain assets to Apache. The cash used in investing activities in 1998 represented oil and gas exploration activities.

         The cash (used in) provided by financing activities in 1999 and 1998 consisted of repayments and borrowings under the bank credit facility.

         Since 1990 the Company has financed its working capital needs, operations and growth primarily with advances from the Parent, cash flow from operations, long term debt and bank borrowings under a revolving credit facility.

         Petsec Energy Ltd made an initial cash investment of $11.4 million in the Company and, subsequently, increased this investment with advances of $18.5 million from an Australian offering of Ordinary Shares in September
1995 and $31.0 million out of the net proceeds from a U.S. offering of ADRs in July 1996.

         Funds advanced by the Parent historically have been provided in the form of subordinated loans. These loans are subordinated to the payment of all senior indebtedness and have been subordinated to the Notes (defined herein). At March 31, 1999, the US dollar loans bear interest at 6.56% and in the case of Australian dollar borrowings, 6.25%. The loans from the Parent do not have mandatory principal payments due until December 31, 2007. No interest was paid or accrued on these loans prior to June 1, 1997. Any payments or distributions made by the Company to its Parent have been principally for reimbursement of direct expenses incurred in connection with the Company's operations.

         In April 1996, the Company entered into a $75 million bank credit facility, under which the borrowing base at March 31, 1999 was $10 million. At March 31, 1999, borrowings outstanding under the bank credit facility were $9 million with a letter of credit outstanding of $0.2 million. The bank credit facility is a two-year revolving credit facility followed by a two-year term period with equal quarterly amortization payments. The facility matures in April 2001. The bank credit facility is secured by the Company's Gulf of Mexico producing properties and contains financial covenants that require the Company to maintain a ratio of senior debt to earnings before interest, taxes, depreciation, amortization and exploration costs (EBITDAX) of not more than 4.0 to 1.0 and a coverage ratio of EBITDAX to total interest of not less than 2.0 to 1.0. The Company is currently in compliance with all financial covenants under the bank credit facility. Outstanding borrowings accrue interest at the rate of LIBOR plus a margin of 1.25% to 1.75% per annum, depending upon the total amount borrowed. The

Company is obligated to pay a fee equal to .30% to .375% per annum based on the unused portion of the borrowing base under the facility.

         The Company's ability to borrow under the bank credit facility is dependent upon the reserve value of its oil and gas properties, as determined by The Chase Manhattan Bank (Chase). If the reserve value of the Company's borrowing base declines, the amount available to the Company under the bank credit facility will be reduced and, to the extent that the borrowing base is less than the amount then outstanding (including letters of credit) under the bank credit facility, the Company will be obligated to repay such excess amount upon ninety days' notice from Chase or to provide additional collateral. Borrowing base repayments, if required, are expected to be met from estimated future net operating cash flow.

         In June 1997, the Company issued $100 million of 9 1/2% Senior Subordinated Notes due 2007 (the Notes). The Notes were issued at a discount with a yield to maturity of 9.56% per annum. The net proceeds from the offering of the Notes were approximately $96.4 million. The Company used a portion of the net proceeds to repay borrowings under the bank credit facility. The remainder of the net proceeds was used to provide working capital for the Company to fund further exploration and development of its oil and gas properties, the acquisition of lease blocks and other general corporate purposes.

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

         As of March 31, 1999, for the remainder of 1999, the Company had entered into commodity swaps effectively fixing the price of 7.3 million MMbtu of gas at a volume-weighted average New York Mercantile Exchange (NYMEX) price of $2.32 per MMbtu. The Company had also entered into commodity swap contracts for 4.6 million MMbtu at a volume-weighted average NYMEX price of $2.29 per MMbtu for calendar year 2000.

         As of March 31, 1999, for the remainder of 1999, the Company had entered into commodity swap contracts for 458,000 barrels of oil at a volume-weighted average NYMEX price of $17.72 per barrel. The Company had also entered into commodity swap contracts for 152,000 Bbls at a volume-weighted average NYMEX price of $19.70 per Bbl for calendar year 2000.

         The fair value at March 31, 1999, represented by the estimated amount that would be required to terminate these contracts, was a net gain of $1.6 million for the gas contracts and a net gain of $1.1 million for the oil contracts.


YEAR 2000

         The Company has a plan in place to address Year 2000 (Y2K) issues. The plan requires the Company to assess its information technology (IT) systems and non-information technology (non-IT) systems (primarily embedded technology in process control equipment containing microprocessors or other similar circuitry) and those of its principal suppliers, customers and business associates whose Y2K readiness could reasonably be expected to have a material effect on the Company's business, results of operations or financial condition.

         On February 1, 1999, the Company completed the sale of a 50% working interest in most of the Company's producing oil and gas properties to Apache including the responsibilities associated with the operation of these assets. As a result, Apache is primarily responsible for Y2K compliance issues concerning these oil and gas operating assets. The Company has made available to Apache all data and testing accumulated to date that is relevant to the oil and gas assets that are now jointly owned.

         Prior to the Apache transaction, the Company had identified all material IT and non-IT systems it uses directly in its operations that could be affected by Y2K issues. The Company has assessed the Y2K readiness of these systems and has found no material instances of Y2K compliance problems. In addition, the licensor of the Company's primary financial software has certified that this software is Y2K compliant. Surveys have been received from a substantial number of the Company's principal suppliers, customers and business associates. With Apache now among the Company's principal business partners, the Company is in the process of assessing Apache's Y2K readiness. The Company will continue to seek Y2K compliance assurances from its principal suppliers, customers and business associates who have not already done so. There can be no guarantee, however, that the systems of other companies on which the Company's operations rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems would not have a material adverse effect on the Company.

         The Company has formulated contingency plans to address Y2K risks. These contingency plans presently consist of identifying suppliers, hydrocarbon purchasers and other business associates that have developed systems that are Y2K compliant. In addition, the Company has plans to conduct its operations manually in the event an unexpected Y2K problem would shut down significant systems. There can be no assurance that the Company's contingency plans will be effective to mitigate an anticipated Y2K compliance problem or that the Company has anticipated all Y2K compliance problems that could arise.

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


              ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

         There has been no material change to the information disclosed in the Company's most recent Annual Report on Form 10-K.


                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a).   Reports on Form 8-K

       Date of Report         Item Reported       Financial Statements Filed

       January 11, 1999       Item 5, 7           None
       January 21, 1999       Item 5, 7           None
       February 12, 1999      Item 2, 7           Unaudited Pro Forma Balance
                                                  Sheet at September 30, 1998
                                                  and Unaudited Pro Forma
                                                  Statements of Operations for
                                                  Year Ended December 31, 1997
                                                  and Nine Months Ended
                                                  September 30,1998.

(b).     Exhibits

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




                                          Petsec Energy Inc.

May 14, 1999                          By:   /s/ Ross A. Keogh
                                          ---------------------------
                                          Ross A. Keogh
                                          Director and Vice President
                                          (Principal Financial
                                          and Accounting officer)






May 14, 1999                          By:  /s/ James E. Slatten, III
                                          ------------------------
                                          James E. Slatten, III
                                          Director and Vice President
                                          (Duly Authorized Officer)

                               INDEX TO EXHIBITS

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