Form 10-Q
period 1999-06-30
PETSEC ENERGY INC
filed 1999-08-13
CIK 1041895

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
===============================================================================
(Mark One)


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________
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


Item 1.   Financial Statements
              Balance Sheets....................................................................................      3
              Statements of Operations and Retained Earnings (Deficit)..........................................      4
              Statements of Cash Flows..........................................................................      5
              Notes to Financial Statements.....................................................................     6-7

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................................................     7-14

Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk................................................................................     14



PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K......................................................................     15


SIGNATURES......................................................................................................     16


Exhibit Index...................................................................................................     17

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD

                                 BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                     ASSETS

                                                                    June 30,      December 31,
                                                                     1999            1998
                                                                  (unaudited)
                                                                  -----------     ------------
 Current Assets
    Cash                                                           $   4,457       $   1,024
    Accounts receivable                                                4,181           8,279
    Other receivables                                                  1,166           4,626
    Inventories of crude oil                                              45              45
    Prepaid expenses                                                     932             274
    Assets held for sale                                                  --          68,300
                                                                   ---------       ---------

           Total Current Assets                                       10,781          82,548
                                                                   ---------       ---------

 Property, plant and equipment - at cost under the successful efforts method of accounting for oil and gas properties
    Proved oil and gas properties                                    152,296         156,265
    Unproved oil and gas properties                                   17,505          31,984
    Production facilities                                             44,276          43,321
    Other                                                              1,932           1,970
                                                                   ---------       ---------
                                                                     216,009         233,540
    Less accumulated depletion, depreciation and amortization       (125,480)       (133,738)
                                                                   ---------       ---------
    Net property, plant and equipment                                 90,529          99,802
                                                                   ---------       ---------
 Other Assets                                                          2,524           2,682
                                                                   ---------       ---------

           Total Assets                                            $ 103,834       $ 185,032
                                                                   =========       =========


                     LIABILITIES AND SHAREHOLDER'S DEFICIT

 Current Liabilities:
    Trade accounts payable                                             2,925           8,572
    Interest payable                                                   1,644           2,214
    Other accrued liabilities                                          3,131           3,381
    Bank credit facility                                               6,575          67,250
                                                                   ---------       ---------
           Total Current Liabilities                                  14,275          81,417
 Senior Subordinated notes                                            99,669          99,656
 Bank credit facility                                                  2,425           6,750
 Subordinated shareholder loan                                        37,377          36,792
 Provision for dismantlement                                           2,701           2,488
                                                                   ---------       ---------

           Total Liabilities                                       $ 156,447       $ 227,103
                                                                   ---------       ---------

 Shareholder's Deficit:
   Common stock, $1 par value; authorized 1,000,000 shares;
        issued and outstanding 1 share                                    --              --
   Additional paid-in-capital                                         21,720          21,572
   Accumulated deficit                                               (74,333)        (63,643)
                                                                   ---------       ---------

           Total Shareholder's Deficit                               (52,613)        (42,071)
                                                                   ---------       ---------

                                                                   $ 103,834       $ 185,032
                                                                   =========       =========


                See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD

            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                  (unaudited)
                             (Dollars in thousands)

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                         -----------------------       -----------------------
                                                           1999           1998           1999           1998
                                                         --------       --------       --------       --------
 Revenue:
    Oil and gas sales                                    $  8,031       $ 23,596       $ 17,346       $ 51,582

 Operating expenses:
    Lease operating expenses                                1,739          3,392          3,415          7,480
    Production taxes                                           62            186            126            334
    Exploration expenditures                                  268          3,046          1,913          4,870
    Abandonments                                               --             --            888             --
    Dry hole costs and impairments                             --         17,105             --         34,056
    General and administrative                              1,340          1,742          2,627          3,293
    Stock compensation                                         83            227            147            402
    Depletion, depreciation and amortization                5,289         13,837         11,764         28,932
                                                         --------       --------       --------       --------

 Total operating expenses                                   8,781         39,535         20,880         79,367
                                                         --------       --------       --------       --------

 Loss from operations                                        (750)       (15,939)        (3,534)       (27,785)

 Other income (expenses):
    Interest expense                                       (3,284)        (2,478)        (6,947)        (4,690)
    Interest income                                            95             67            160            169
    Other, principally foreign exchange gain (loss)          (181)           714           (369)           576
                                                         --------       --------       --------       --------

                                                           (3,370)        (1,697)        (7,156)        (3,945)


 Loss before income taxes                                  (4,120)       (17,636)       (10,690)       (31,730)

 Income taxes                                                  --          6,622             --         11,695
                                                         --------       --------       --------       --------

 Net loss                                                  (4,120)       (11,014)       (10,690)       (20,035)

 Retained earnings (deficit) at beginning of period       (70,213)        18,633        (63,643)        27,654
                                                         --------       --------       --------       --------

 Retained earnings (deficit) at end of period            $(74,333)      $  7,619       $(74,333)      $  7,619
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

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (Dollars in thousands)

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                       -----------------------
                                                                         1999           1998
                                                                       --------       --------
 Cash flows from operating activities:
 Net loss                                                              $(10,690)      $(20,035)
 Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depletion, depreciation and amortization                             11,764         28,932
    Deferred income taxes                                                    --        (11,695)
    Dry hole costs and impairments                                           --         34,056
    Abandonments                                                            888             --
    Other                                                                   670            678
    Changes in operating assets and liabilities:
       Decrease in receivables                                            4,098          5,275
       Increase in inventories                                               --             (5)
       Decrease (increase) in prepayments                                   141           (363)
       Decrease in other receivables                                      3,460             10
       Decrease in trade accounts payable                                (2,231)          (538)
       Decrease in other accrued liabilities                               (466)          (452)
       (Decrease) increase in interest payable                             (570)            91
                                                                       --------       --------

              Net cash provided by operating activities                   7,064         35,954
                                                                       --------       --------

 Cash flows from investing activities:
    Proceeds from sale of oil and gas properties                         70,045             --
    Lease acquisitions                                                   (1,985)        (3,048)
    Exploration and development expenditures                             (6,691)       (72,339)
    Other asset additions                                                    --           (446)
                                                                       --------       --------

              Net cash provided by (used in) investing activities        61,369        (75,833)
                                                                       --------       --------

 Cash flows from financing activities:
    Proceeds from bank credit facility                                       --         35,000
    Repayment of bank credit facility                                   (65,000)            --
                                                                       --------       --------

              Net cash (used in) provided by financing activities       (65,000)        35,000
                                                                       --------       --------

 Net increase (decrease) in cash                                          3,433         (4,879)
 Cash at beginning of period                                              1,024          7,431
                                                                       --------       --------
 Cash at end of period                                                 $  4,457       $  2,552
                                                                       ========       ========


                See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                 A WHOLLY-OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

           The financial information for the three and six-month periods ended June 30, 1999 and 1998 has not been audited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the current period's presentations. The results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year.

NOTE 2 - On February 1, 1999, the Company completed the sale of a 50% working interest in certain of its oil and gas properties to Apache Corporation (Apache) for $68.3 million (the Asset Sale). The transaction was effective January 1, 1999. The proceeds from the Asset Sale were used to repay $65 million of outstanding borrowings under the Company's credit facility, reducing outstanding borrowings under the credit facility to $9 million. The borrowing base on the credit facility was reduced to $10 million as a result of the Asset Sale. Revenue for the three-month and six-month periods ended June 30, 1998 attributed to the 50% working interest that was sold was $10.4 million and $22.9 million, respectively.

NOTE 3 - The Company is involved in certain lawsuits arising in the ordinary course of business. While the outcome of any of these lawsuits cannot be predicted with certainty, management expects these matters to have no material adverse effect on the financial position, results of operations or liquidity of the Company.

NOTE 4 - In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (Statement 133), "Accounting for Derivative Instruments and Hedging Activities". Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge," "cash flow hedge," or a hedge of the foreign currency exposure of a net investment in a foreign operation. Statement 133 amends and supersedes a number of existing Statements of Financial Accounting Standards, and nullifies or modifies the consensus reached in a number of issues addressed by the Emerging Issues Task Force. Statement 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is assessing the impact of adoption of Statement 133, and at the present time, has not quantified the effect of adoption or continuing impact of such adoption.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion is intended to assist in the understanding of Petsec Energy Inc.'s (the Company's) historical financial position and results of operations for the three-month and six-month periods ended June 30, 1999 and 1998. The Company's unaudited financial statements and notes thereto should be referred to in conjunction with the following discussion.

OVERVIEW

         The Company is the wholly owned principal operating subsidiary of Petsec Energy Ltd (the Parent). The Parent is an Australian public company with ordinary shares listed on the Australian Stock Exchange (symbol: PSA) and American Depositary Receipts (ADRs) listed on The New York Stock Exchange (symbol: PSJ). The results discussed in this report refer only to the Company. The Parent's results are filed with the Securities and Exchange Commission separately under Forms 6-K (quarterly) and 20-F (annually). Shareholders and ADR holders are advised to refer to these filings.

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

          The Company has acquired substantially all of its 44 leases in the Gulf of Mexico at federal or state lease sales. A disappointing drilling program in 1998 compounded by low oil and gas prices caused the Company's outstanding debt to reach unacceptable levels. In December 1998, the Company agreed to sell to Apache a 50% working interest in 17 developed leases and 6 exploration leases. In addition, Apache assumed operatorship of the assets. The $68.3 million sale was effective January 1, 1999 and completed on February 1, 1999, reducing bank debt to $9 million and total debt, including the subordinated shareholder loan, to $145.4 million. The $100 million of senior subordinated notes are due for repayment in 2007.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company.


                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30                          JUNE 30
                                                   --------------------------      --------------------------
                                                      1999            1998            1999            1998
                                                   ----------      ----------      ----------      ----------
 NET PRODUCTION:
   Gas (MMcf)                                           2,140           6,672           4,761          14,254
   Oil (MBls)                                             202             537             451           1,220
   Total (MMcfe)                                        3,352           9,894           7,467          21,574
 NET SALES DATA (IN THOUSANDS):
   Gas                                             $    4,780      $   14,632      $   10,963      $   31,665
   Oil                                             $    3,251      $    8,964      $    6,383      $   19,917
   Total                                           $    8,031      $   23,596      $   17,346      $   51,582
 AVERAGE SALES PRICE (1):
   Gas (per Mcf)                                   $     2.23      $     2.19      $     2.30      $     2.22
   Oil (per Bbl)                                   $    16.09      $    16.69      $    14.15      $    16.33
   Total (per Mcfe)                                $     2.40      $     2.38      $     2.32      $     2.39
 AVERAGE COSTS (PER MCFE):
   Lease operating expenses                        $     0.54      $     0.36      $     0.47      $     0.36
   Depletion, depreciation, and amortization       $     1.58      $     1.40      $     1.58      $     1.34
   General, administrative and other expenses      $     0.40      $     0.18      $     0.35      $     0.15

(1)   Includes effects of hedging activities


         GENERAL. During the three months ended June 30, 1999 three wells were drilled. The Ship Shoal 193 B-2 well and the Main Pass 105 #1 sidetrack well are being completed for oil and gas production. The Company has a 50% working interest in the wells. Apache is the operator. The West Cameron 515 #1 well, in which the Company holds a 25% working interest, discovered hydrocarbon bearing sands and has been suspended pending the installation of facilities. Coastal Oil & Gas USA, L.P. (Coastal) is the operator.

         OIL AND GAS REVENUES. Oil and gas revenues for the three months ended June 30, 1999 were $8.0 million, a decrease of $15.6 million, or 66%, from $23.6 million for the comparable period in 1998. A 68% decrease in gas production (26% related to the Asset Sale, 42% due to natural decline) partially offset by a 2% increase in gas prices, resulted in a $9.9 million decrease in gas revenues. A 62% decrease in oil production (37% related to the Asset Sale, 25% due to natural decline) coupled with a 4% decrease in oil prices resulted in a $5.7 million decrease in oil revenues.

         Oil and gas revenues for the six-month period ended June 30, 1999 were $17.3 million, a decrease of $34.3 million, or 66% below $51.6 million for the comparable period in 1998. Oil production in the first half of 1999 decreased 63% (37% related to the Asset Sale, 26% due to natural decline) and gas production decreased 67% (27% related to the Asset Sale, 40% due to natural decline) over the comparable 1998 period. The average realized price of oil decreased by 13% and gas increased by 4%.

         For the three months ended June 30, 1999, the average realized gas price was $2.23 per Mcf, or 12% above the $2.00 per Mcf average gas price before hedging. Over the same period, the average realized oil price was $16.09 per Bbl, or 3% below the $16.64 per Bbl average oil price before hedging. Hedging activities resulted in a $0.4 million increase in oil and gas revenues. For the comparable period in 1998 the average realized gas price was $2.19 per Mcf, or 2% below the $2.24 per Mcf average gas price before hedging. In the same period the average realized oil price was $16.69, or 20% above the $13.94 per Bbl average oil price before hedging. Hedging activities resulted in a $1.2 million increase in oil and gas revenues for the three-month period ended June 30, 1998.

         For the six months ended June 30, 1999, the average realized gas price was $2.30 per Mcf, or 26% above the $1.82 per Mcf average gas price before hedging. Over the same period, the average realized oil price was $14.15 per Bbl, or 8% above the $13.08 per Bbl average oil price before hedging. Hedging activities resulted in a $2.8 million increase in oil and gas revenues. For the comparable period in 1998, the average realized gas price was $2.22 per Mcf, or 1% above the $2.20 per Mcf average gas price before hedging. Over the same period, the average realized oil price was $16.33 per Bbl, or 16% above the $14.05 per Bbl average oil price before hedging. Hedging activities resulted in a $3.0 million increase in oil and gas revenues for the six-month period ended June 30, 1998.

         LEASE OPERATING EXPENSES (including production taxes). Lease operating expenses decreased $1.8 million, or 50% to $1.8 million for the three months ended June 30, 1999, from $3.6 million for the three months ended June 30, 1998. Lease operating expenses per Mcfe increased from $0.36 for the comparable period in 1998 to $0.54 for the three months ended June 30, 1999 as a result of the production decline.

         Lease operating expenses for the six-month period ended June 30, 1999 were $3.5 million, a decrease of 55% over the corresponding period in 1998. Lease operating expenses per Mcfe increased from $0.36 for the comparable period in 1998 to $0.47 for the first half of 1999 due to production decline.

         DEPLETION, DEPRECIATION AND AMORTIZATION (DD&A). DD&A expense decreased $8.5 million, or 62% to $5.3 million for the three months ended June 30, 1999, from $13.8 million for the same period in 1998. Due to downward reserve revisions by the Company's independent reserve engineers at December 31, 1998, the unit rate increased to $1.58 per Mcfe for the three months ended June 30, 1999 from $1.40 per Mcfe for the same period in 1998.

         DD&A expense for the six-month period ended June 30, 1999 decreased 59% to $11.8 million from $28.9 million for the corresponding period in 1998. The depletion rate per unit of $1.58 per Mcfe for the six-month period ended June 30, 1999 increased from $1.34 per Mcfe for the corresponding period in 1998 due to the downward reserve revisions as noted above.

         EXPLORATION EXPENDITURES AND ABANDONMENTS. Seismic, geological and geophysical expenditures of $0.3 million were expensed during the quarter, a decrease of $2.8 million from the comparable period in 1998.

         Exploration expenditures for the six months ended June 30, 1999 were $1.9 million, a decrease of $3.0 million over the comparable period in 1998. An abandonment charge of $0.9 million was recorded in the first quarter of 1999 for the write-off of the West Cameron 480 and 462 leases.

         DRY HOLE COSTS AND IMPAIRMENTS. No dry hole cost and impairment charges were incurred during the quarter ended June 30, 1999. During the quarter ended June 30, 1998, $17.1 million was expensed for dry hole costs incurred on the High Island 308 #1 and South Marsh Island 189 #1 wells.

         No dry hole and impairment costs were incurred in the six months ended June 30, 1999. For the six months ended June 30, 1998, $34.1 million was expensed for dry hole and impairment costs incurred primarily on the South Marsh Island 189 #1, High Island 308 #1 and West Cameron 480 #2 wells.

         INTEREST EXPENSE. Interest expense for the three months ended June 30, 1999 was $3.3 million, an increase of $0.8 million over the comparable period in 1998. No interest was capitalized in the second quarter of 1999 while $0.9 million was capitalized in the same quarter in 1998.

         For the six months ended June 30, 1999, interest expense was $6.9 million with no capitalized interest. For the same period in 1998, interest expense was $4.7 million with $1.8 million in capitalized interest. Interest expense was comparable due to the timing of borrowings and repayments on the bank credit facility.

         GENERAL, ADMINISTRATIVE AND STOCK COMPENSATION EXPENSE. General, administrative and stock compensation expense decreased $0.5 million, or 30%, to $1.4 million for the three months ended June 30, 1999 from $2.0 million for the comparable period in 1998. On a per Mcfe basis, the rate increased from $0.18 per Mcfe for the three-month period ended June 30, 1998 to $0.40 per Mcfe for the comparable period in 1999 due to production decline.

         For the six-month period ended June 30, 1999, the general, administrative and stock compensation expense decreased $0.9 million to $2.8 million from $3.7 million for the comparable period in 1998. On a per Mcfe basis, the rate increased from $0.15 per Mcfe for the six-month period ended June 30, 1998 to $0.35 per Mcfe for the comparable period in 1999 due to production decline.

         NET LOSS. As a result of the conditions noted above, a net loss of $4.1 million was recorded for the three months ended June 30, 1999, an improvement of $6.9 million over the net loss of $11.0 million for the comparable period in 1998. The net loss for the six months ended June 30, 1999 was $10.7 million, an improvement of $9.3 million over the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

         The following table represents cash flow data for the Company for the periods indicated:


                                                                   Six Months Ended
                                                                       June 30,
                                                               ------------------------
                                                                    (in thousands)
                                                                 1999            1998
                                                               --------       ---------
 Cash flow data

      Net cash provided by operating activities                $  7,064       $ 35,954
      Net cash provided by (used in) investing activities        61,369        (75,833)
      Net cash (used in) provided by financing activities       (65,000)        35,000

         The decrease in cash provided by operating activities from 1998 to 1999 was due primarily to the sale to Apache of a 50% working interest in certain oil and gas properties coupled with natural decline in production.

         The cash provided by investing activities in 1999 was due primarily to the receipt of proceeds from the sale of a 50% working interest in certain assets to Apache. The cash used in investing activities in 1998 represented oil and gas exploration activities.

         The cash movements in financing activities in 1999 and 1998 consisted of repayments and borrowings under the bank credit facility.

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

         Funds advanced by the Parent historically have been provided in the form of subordinated loans. These loans are subordinated to the payment of all senior indebtedness and have been subordinated to the Notes (defined herein). At June 30, 1999, the US dollar loans bear interest at 6.25% and in the case of Australian dollar borrowings, 6.56%. The loans from the Parent do not have mandatory principal payments due until December 31, 2007. Any payments or distributions made by the Company to its Parent have been principally for reimbursement of direct expenses incurred in connection with the Company's operations.

         In April 1996, the Company entered into a $75 million bank credit facility, under which the borrowing base at June 30, 1999 was $10 million. At June 30, 1999, borrowings outstanding under the bank credit facility were $9 million with a letter of credit outstanding of $0.2 million. The bank credit facility is a two-year revolving credit facility followed by a two-year term period with equal quarterly amortization payments. The facility matures in April 2001. The bank credit facility is secured by the Company's Gulf of Mexico producing properties and contains financial covenants that require the Company to maintain a ratio of senior debt to earnings before interest, taxes, depreciation, amortization and exploration costs (EBITDAX) of not more than 4.0 to 1.0 and a coverage ratio of EBITDAX to total interest of not less than 2.0 to 1.0. The Company is currently in compliance with all financial covenants under the bank credit facility. Outstanding borrowings accrue interest at the rate of LIBOR plus a margin of 1.25% to 1.75% per annum, depending upon the total amount borrowed. The Company is obligated to pay a fee equal to .30% to
 .375% per annum based on the unused portion of the borrowing base under the facility.

         The Company's ability to borrow under the bank credit facility is dependent upon the reserve value of its oil and gas properties, as determined by The Chase Manhattan Bank (Chase) and the lenders under the bank credit facility. If the reserve value of the Company's borrowing base declines, the amount available to the Company under the bank credit facility will be reduced and, to the extent that the borrowing base is less than the amount then outstanding (including letters of credit) under the bank credit facility, the Company will be obligated to repay such excess amount upon ninety days' notice from Chase or to provide additional collateral. Borrowing base repayments, if required, are expected to be met from estimated future net operating cash flow. Chase notified the Company on July 30, 1999 of a reduction in the borrowing base to $6 million. The Company will make the required repayment by October 29, 1999.

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

         In response to changing market conditions and restricted capital availability, the Company is taking a more risk averse approach to its exploration and development program which is resulting in a much lower capital budget than previous years. In the quarter ended June 30, 1999, the Company signed participation agreements over West Cameron 515/516 and Vermilion 47 with Coastal, and over Mustang Island 749, 797 and 883 with LLOG Exploration Offshore Inc. (LLOG). Under the terms of the participation agreements the Company recovered $1.7 million in leasehold costs from Coastal and LLOG. In addition, Coastal and LLOG are required to satisfy certain contractual obligations in order to earn working interests of 75% and 66.67%, respectively.

          During the three-month period ended June 30, 1999 the Company spent $4.5 million in capital and exploration expenditures, and in the six months ended June 30, 1999 spent $8.7 million. In the comparable periods in 1998 the Company spent $43.5 million and $75.8 million, respectively. During the June 1999 quarter, the Company was awarded two leases from the March 1999 OCS Central Gulf of Mexico lease sale. The Company paid US$1.7 million for a 100% working interest in Vermilion block 258 and US$0.2 million for a 50% working interest in West Delta 113.

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

         As of June 30, 1999, for the remainder of 1999, the Company had entered into commodity swaps effectively fixing the price of 3.7 million MMbtu of gas at a volume-weighted average New York Mercantile Exchange (NYMEX) price of $2.30 per MMbtu. The Company had also entered into commodity swap contracts for 4.6 million MMbtu at a volume-weighted average NYMEX price of $2.29 per MMbtu for calendar year 2000.

         As of June 30, 1999, for the remainder of 1999, the Company had entered into commodity swap contracts for 276,000 barrels of oil at a volume-weighted average NYMEX price of $18.15 per barrel. The Company had also entered into commodity swap contracts for 152,000 Bbls at a volume-weighted average NYMEX price of $19.70 per Bbl for calendar year 2000.

         The fair value at June 30, 1999, represented by the estimated amount that would be required to terminate these contracts, was a net cost of $1.3 million for the gas contracts and a net cost of $38,000 for the oil contracts.


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

         On February 1, 1999, the Company completed the sale of a 50% working interest in most of the Company's producing oil and gas properties to Apache including the responsibilities associated with the operation of these assets. As a result, Apache is primarily responsible for Y2K compliance issues concerning these oil and gas operating assets. Apache has informed the Company that it has a plan in place that addresses Y2K compliance issues relating to Apache's material business systems. The plan is expected to be completed by September 30, 1999. Apache believes that all material systems relating specifically to the operation of the co-owned properties are Y2K compliant.

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

         The Company has and will utilize both internal and external resources to complete tasks and perform testing necessary to address the Y2K issue. The Company expects to continue to assess its Y2K risks and develop contingency plans to minimize those risks during the year. To date, the Company has not incurred any significant costs on its Y2K project and estimates a total cost of less than $50,000 related to the assessment and remediation of Year 2000 issues.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

         Except as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Hedging Transactions," there has been no material change to the information disclosed in the Company's most recent Annual Report on Form 10-K.

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




                                              Petsec Energy Inc.

August 13, 1999                                   By: /s/ Ross A. Keogh
                                                  ---------------------------
                                                  Ross A. Keogh
                                                  Director and Vice President
                                                  (Principal Financial
                                                    and Accounting officer)






August 13, 1999                                   By: /s/ James E. Slatten, III
                                                  ---------------------------
                                                  James E. Slatten, III
                                                  Director and Vice President
                                                  (Duly Authorized Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.            DESCRIPTION
-----------            -----------
27            Financial Data Schedule