Form 10-Q
period 1999-09-30
PETSEC ENERGY INC
filed 1999-11-15
CIK 1041895

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
===============================================================================
(Mark One)


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1999

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from.............to..................
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

                                 (337) 989-1942
               Registrant's telephone number, including area code

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

CERTAIN INFORMATION HAS BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION H
(1) OF FORM 10-Q.

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


Item 1.  Financial Statements
             Balance Sheets................................................    3
             Statements of Operations and Retained Earnings (Deficit)......    4
             Statements of Cash Flows......................................    5
             Notes to Financial Statements.................................  6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................... 8-18

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk...............................................   19



PART II. OTHER INFORMATION

Item 4.  Other Information.................................................   19

Item 5.  Exhibits and Reports on Form 8-K..................................   20


SIGNATURES.................................................................   21

                              PETSEC ENERGY INC.
                a wholly owned subsidiary of Petsec Energy Ltd

                                BALANCE SHEETS
                 (Dollars in thousands, except share amounts)

                                    ASSETS

                                                                      September 30,      December 31,
                                                                           1999              1998
                                                                       (unaudited)
                                                                      -------------      ------------
Current Assets
   Cash                                                                 $   5,694         $    1,024
   Accounts receivable                                                      4,925              8,279
   Other receivables                                                          203              4,626
   Inventories of crude oil                                                    45                 45
   Prepaid expenses                                                         1,228                274
   Assets held for sale                                                    -                  68,300
                                                                       -----------       ------------
       Total Current Assets                                                12,095             82,548
                                                                       -----------       ------------
Property, plant and equipment - at cost under the successful efforts method of accounting for oil and gas properties
   Proved oil and gas properties                                          161,098            156,265
   Unproved oil and gas properties                                         11,926             31,984
   Production facilities                                                   44,467             43,321
   Other                                                                    1,933              1,970
                                                                       -----------       ------------
                                                                          219,424            233,540

   Less accumulated depletion, depreciation and amortization             (129,790)          (133,738)
                                                                       -----------       ------------
   Net property, plant and equipment                                       89,634             99,802
                                                                       -----------       ------------

Other Assets                                                                2,445              2,682
                                                                       -----------       ------------
       Total Assets                                                     $ 104,174         $  185,032
                                                                       ===========       ============

                                           LIABILITIES AND SHAREHOLDER'S DEFICIT
Current Liabilities:
   Trade accounts payable                                                   3,931              8,572
   Interest payable                                                         3,507              2,214
   Other accrued liabilities                                                5,488              3,381
   Bank credit facility (including $1.3 million reclassified
     as a result of default)                                                7,875             67,250
   Senior Subordinated notes (due 2007, in technical default)              99,676             -
                                                                       -----------       ------------
       Total Current Liabilities                                          120,477             81,417

Senior Subordinated notes                                                     -               99,656
Bank credit facility                                                          -                6,750
Subordinated shareholder loan                                              37,319             36,792
Provision for dismantlement                                                 2,788              2,488
                                                                       -----------       ------------
       Total Liabilities                                                $ 160,584         $  227,103
                                                                       -----------       ------------
Shareholder's Deficit:
  Common stock, $1 par value; authorized 1,000,000 shares;
       issued and outstanding 1 share                                      -                  -
  Additional paid-in-capital                                               21,769             21,572
  Accumulated deficit                                                     (78,179)           (63,643)
                                                                       -----------       ------------
       Total Shareholder's Deficit                                        (56,410)           (42,071)
                                                                       -----------       ------------
                                                                        $ 104,174         $  185,032
                                                                       ===========       ============


                See accompanying notes to financial statements.

                              PETSEC ENERGY INC.
                a wholly owned subsidiary of Petsec Energy Ltd

           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                                  (unaudited)
                            (Dollars in thousands)

                                                              Three Months Ended                Nine Months Ended
                                                                  September 30,                    September 30,
                                                            --------------------------        ------------------------
                                                              1999             1998              1999           1998
                                                              ----             ----              ----           ----
Revenue:
   Oil and gas sales                                        $    6,914       $  20,589        $  24,260       $ 72,171

Operating expenses:
   Lease operating expenses                                      1,607           2,997            5,022         10,477
   Production taxes                                                 44             145              170            479
   Exploration expenditures                                        522           1,645            2,435          6,515
   Abandonments                                                     71             -                959            -
   Dry hole costs and impairments                                  -             2,169              -           36,225
   General and administrative                                      902           1,492            3,529          4,785
   Stock compensation                                               49             106              196            508
   Depletion, depreciation and amortization                      4,398          12,702           16,162         41,634
                                                            -----------      ----------      -----------      ---------
Total operating expenses                                         7,593          21,256           28,473        100,623
                                                            -----------      ----------      -----------      ---------

Loss from operations                                              (679)           (667)          (4,213)       (28,452)

Other income (expenses):
   Interest expense                                             (3,288)         (3,355)         (10,235)        (8,045)
   Interest income                                                  58              69              218            238
   Other, principally foreign exchange gain (loss)                  63             110             (306)           686
                                                            -----------      ----------      -----------      ---------
                                                                (3,167)         (3,176)         (10,323)        (7,121)
                                                            -----------      ----------      -----------      ---------

Loss before income taxes                                        (3,846)         (3,843)         (14,536)       (35,573)

Income taxes                                                       -             1,384              -           13,079
                                                            -----------      ----------      -----------      ---------
Net loss                                                        (3,846)         (2,459)         (14,536)       (22,494)

Retained earnings (deficit) at beginning of period             (74,333)          7,619          (63,643)        27,654
                                                            -----------      ----------      -----------      ---------
Retained earnings (deficit) at end of period                $  (78,179)      $   5,160        $ (78,179)      $  5,160
                                                            ===========      ==========      ===========      =========

                See accompanying notes to financial statements.

                              PETSEC ENERGY INC.
                a wholly owned subsidiary of Petsec Energy Ltd

                           STATEMENTS OF CASH FLOWS
                                  (unaudited)
                            (Dollars in thousands)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                   --------------------------
                                                                      1999            1998
                                                                      ----            ----
Cash flows from operating activities:
Net loss                                                           $ (14,536)      $ (22,494)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depletion, depreciation and amortization                           16,162          41,634
   Deferred income taxes                                                 -           (13,079)
   Dry hole costs and impairments                                        -            36,225
   Abandonments                                                          959             -
   Other                                                                 685             774
   Changes in operating assets and liabilities:
      Decrease in receivables                                          3,354           8,681
      Decrease in inventories                                            -                22
      Increase in prepayments                                         (1,621)           (222)
      Decrease (increase) in other receivables                         4,423            (181)
      Decrease in trade accounts payable                              (1,943)         (2,156)
      Decrease in other accrued liabilities                              (41)           (873)
      Increase in interest payable                                     1,293           2,181
                                                                   ----------      ----------
          Net cash provided by operating activities                    8,735          50,512
                                                                   ----------      ----------

Cash flows from investing activities:
   Proceeds from sale of oil and gas properties                       71,727             -
   Lease acquisitions                                                 (2,144)         (8,147)
   Exploration and development expenditures                           (7,523)       (114,428)
   Other asset additions                                                 -              (452)
                                                                   ----------      ----------
          Net cash provided by (used in) investing activities         62,060        (123,027)
                                                                   ----------      ----------

Cash flows from financing activities:
   Proceeds from bank credit facility                                    -            66,000
   Repayment of bank credit facility                                 (66,125)            -
                                                                   ----------      ----------
          Net cash (used in) provided by financing activities        (66,125)         66,000
                                                                   ----------      ----------
Net increase (decrease) in cash                                        4,670          (6,515)
Cash at beginning of period                                            1,024           7,431
                                                                   ----------      ----------
Cash at end of period                                              $   5,694       $     916
                                                                   ==========      ==========

                See accompanying notes to financial statements.

NOTE 1 - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in Petsec Energy Inc.'s (the "Company's") Annual Report on Form 10-K for the year ended December 31, 1998 and Management's Discussion and Analysis of Financial Condition and Results of Operations.

           The financial information for the three and nine-month periods ended September 30, 1999 and 1998 has not been audited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the current period's presentations. The results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year.

NOTE 2 - The Company is experiencing a liquidity problem. This problem is exacerbated by the strong performance of its 1999 drilling program. The Company does not currently have the financial resources to fund both anticipated capital and non-capital obligations through the end of the fourth quarter of 1999 and beyond. In addition, the expected capital expenditure commitments could increase with continued success on wells currently drilling and as more wells are drilled by the Company. The Company would incur material non-recourse financial penalties under its joint venture agreements if because of liquidity problems it were unable to participate in operations proposed by its joint venture partners.

           On October 29, 1999, in order to preserve available cash, the Company elected not to pay $3.2 million due under its revolving credit facility (the "Credit Facility") in which The Chase Manhattan Bank, N.A., Bank of America, N.A. (formerly NationsBank, N.A.) and Credit Lyonnais (collectively, the "Banks") are participants. This caused a default under the Credit Facility and a cross default under the Company's indenture (the "Indenture") governing its $100 million 9 1/2% senior subordinated notes (the "9 1/2% Notes"). The Banks have agreed to forbear in collecting indebtedness due under the Credit Facility through December 14, 1999 as to existing known defaults to allow the Company the opportunity to obtain alternate financing.

           In April 1996, the Company entered into the Credit Facility. Under the Credit Facility, $3.2 million in principal was due on October 29, 1999. Of this amount, $2.075 million resulted from the required repayment of principal with respect to a borrowing base redetermination on July 30, 1999, and $1.125 million was a regularly scheduled quarterly installment payment. In addition to the $3.2 million now due, the Company has outstanding principal borrowings in the amount of $4.7 million under the Credit Facility. The indebtedness owed to the Banks under the Credit Facility is secured by a mortgage over a substantial portion of the Company's producing properties.

           The Company is also in technical default of certain negative covenants in the Credit Facility. These technical covenant defaults, together with the payment default, are subject to the forbearance agreement between the Company and the Banks. Under the Credit Facility, the Banks would have the right to accelerate the entire $7.9 million in debt that is due to them and to commence collection proceedings if the defaults are not cured prior to December 14, 1999. Accordingly, the amounts outstanding under the Credit Facility and the 9 1/2% Notes have been reclassified as current liabilities at September 30, 1999.

           As a consequence of the default on the Credit Facility, under the Indenture the Indenture trustee or the holders of $25 million or more of the 9 1/2% Notes can elect to accelerate the entire debt that is due to them, which is $100 million, and to commence collection proceedings. The next semi-annual interest payment under the Indenture in the amount of $4.75 million is due on December 15, 1999, and given the Company's present liquidity position, it is unlikely the Company will make this payment. The Company is in the process of extending an invitation to the holders of the 9 1/2% Notes to organize as the first step toward the commencement of discussions between the Company and the holders of the 9 1/2% Notes on the restructure of this indebtedness. There can be no assurance that discussions with these holders will result in the successful restructuring of the 9 1/2% Notes.

           The Company is exploring the possibility of supplemental or replacement financing with several different entities and has received non-binding written proposals that would allow the Company to repay the Credit Facility debt in full and provide the Company with additional capital. There is no assurance that supplemental or replacement financing will be available, and if available, will be available on terms and at a cost that is comparable to the Credit Facility or acceptable to the Company. The Company is also considering the restructure of its public debt. The Company believes that no additional funding will be made available to it from its indirect parent, Petsec Energy Ltd, if at all, until after a restructuring proposal acceptable to the Parent is achieved. The Company has engaged a financial advisor to assist it in restructuring its debt. There can be no assurance, however, that the Company will be able to obtain funding on a timely basis, that the Banks or the holders or trustee of the 9 1/2% Notes will not commence collection proceedings against the Company, or that the Company will be able to avoid seeking protection under Chapter 11 of the United States Bankruptcy Code in an effort to reorganize.

NOTE 3 - On February 1, 1999, the Company completed the sale of a 50% working interest in certain of its oil and gas properties to Apache Corporation ("Apache") for $68.3 million (the "Asset Sale"). The transaction was effective January 1, 1999. The proceeds from the Asset Sale were used to repay $65 million of outstanding borrowings under the Credit Facility, reducing outstanding borrowings under the Credit Facility to $9 million. Revenue for the three-month and nine-month periods ended September 30, 1998 attributed to the 50% working interest that was sold was $9.0 million and $31.9 million, respectively.

NOTE 4 - The Company is involved in certain lawsuits arising in the ordinary course of business. While the outcome of any of these lawsuits cannot be predicted with certainty, management expects these matters to have no material adverse effect on the financial position, results of operations or liquidity of the Company.

NOTE 5 - In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (Statement 133), "Accounting for Derivative Instruments and Hedging Activities". Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge," "cash flow hedge," or a hedge of the foreign currency exposure of a net investment in a foreign operation. Statement 133 amends and supersedes a number of existing Statements of Financial Accounting Standards, and nullifies or modifies the consensus reached in a number of issues addressed by the Emerging Issues Task Force. Statement 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is assessing the impact of adoption of Statement 133, and at the present time, has not quantified the effect of adoption or continuing impact of such adoption.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         The following discussion is intended to assist in the understanding of Petsec Energy Inc.'s (the "Company's") historical financial position and results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998. The Company's unaudited financial statements and notes thereto should be referred to in conjunction with the following discussion.

         The Company has a liquidity problem. This problem is exacerbated by the success of the Company's 1999 drilling program, and particularly the success experienced in the third quarter of this year. Capital requirements may increase with continued success on wells currently drilling and as more wells are drilled by the Company. The Company would incur material non-recourse financial penalties under its joint venture agreements if because of liquidity problems it were unable to participate in operations proposed by its joint venture partners.

         The Company does not currently have the financial resources to fund both anticipated capital and non-capital obligations through the end of the fourth quarter of 1999 and beyond. In order to preserve available cash, the Company did not make principal payments due on October 29, 1999 in the amount of $3.2 million under its revolving credit facility (the "Credit Facility") in which The Chase Manhattan Bank, N.A., Bank of America, N.A. (formerly NationsBank, N.A.) and Credit Lyonnais (collectively, the "Banks") are participants. The Company is in default under the Credit Facility, and this default caused a cross default under the Company's indenture (the "Indenture") governing its $100 million 9 1/2% senior subordinated notes (the "9 1/2% Notes"). Accordingly, the amounts outstanding under the Credit Facility and the 9 1/2% Notes have been reclassified as current liabilities at September 30, 1999. See discussion, "Liquidity and Capital Resources."

         The Company is seeking additional capital to meet its financial commitments. The Company is also considering the restructure of its public debt. The Company believes that no additional funding will be made available to it from its Parent, if at all, until a restructuring proposal acceptable to the Parent is achieved. The Company has engaged a financial advisor to assist it to obtain additional capital and restructure its existing debt.

         The Banks have agreed to forbear and not take any action to collect on the Indebtedness due under the Credit Facility as a result of existing known defaults until after December 14, 1999 to allow the Company to obtain alternate financing. The Company has received non-binding written proposals from financing sources that would allow the Company to repay the aggregate $7.9 million indebtedness under the Credit Facility and provide the Company with additional capital. There can be no assurance, however, that the Company will be able to reach agreement on these proposals or obtain required funding on a timely basis or that the Company will be able to avoid seeking protection under the United States Bankruptcy Code in an effort to reorganize.

         The Company is in the process of inviting the holders of the 9 1/2% Notes to organize as the first step toward the commencement of discussions between the Company and the holders of the 9 1/2% Notes on the restructure of this indebtedness.

         The liquidity issues faced by the Company are discussed in detail in the "Liquidity and Capital Resources section of this 10-Q.

OVERVIEW

         The Company is the wholly owned principal operating subsidiary of the Parent. The Parent is an Australian public company with ordinary shares listed on the Australian Stock Exchange (symbol: PSA) and American Depositary Receipts ("ADRs") listed on The New York Stock Exchange (symbol: PSJ). The results discussed in this report refer only to the Company. The Parent's results are filed with the Securities and Exchange Commission separately under Forms 6-K (quarterly) and 20-F (annually). Shareholders and ADR holders are advised to refer to these filings.

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

          The Company has acquired substantially all of its 47 leases in the Gulf of Mexico at federal or state lease sales. A disappointing drilling program in 1998 compounded by low oil and gas prices caused the Company's outstanding debt to reach unacceptable levels. In December 1998, the Company agreed to sell to Apache a 50% working interest in 17 developed leases and 6 exploration leases. In addition, Apache assumed operatorship of these assets. The $68.3 million sale was effective January 1, 1999 and completed on February 1, 1999, reducing debt under the Credit Facility to $9 million and total debt, including the 9 1/2 % Notes and the subordinated shareholder loan, to $145.4 million.

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

         The Company reimburses the Parent for direct expenses incurred in connection with its operations. In addition, the Company has received subordinated loans from the Parent to finance its operations. See discussion, "Liquidity and Capital Resources."

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company.


                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30              SEPTEMBER 30
                                                 --------------------      --------------------
                                                  1999         1998         1999         1998
                                                 ------       -------      -------      -------
NET PRODUCTION:
  Gas (MMcf)                                      1,749         5,802        6,510       20,056
  Oil (MBbls)                                       186           549          637        1,769
  Total (Mmcfe)                                   2,865         9,096       10,332       30,670
NET SALES DATA (IN THOUSANDS):
  Gas                                            $3,717       $11,998      $14,680      $43,663
  Oil                                            $3,197       $ 8,591      $ 9,580      $28,508
  Total                                          $6,914       $20,589      $24,260      $72,171
AVERAGE SALES PRICE (1):
  Gas (per Mcf)                                  $ 2.13       $  2.07      $  2.25      $  2.18
  Oil (per Bbl)                                  $17.19       $ 15.65      $ 15.04      $ 16.12
  Total (per Mcfe)                               $ 2.41       $  2.26      $  2.35      $  2.35
AVERAGE COSTS (PER MCFE):
  Lease operating expenses                       $ 0.58       $  0.35      $  0.50      $  0.36
  Depletion, depreciation, and amortization      $ 1.54       $  1.40      $  1.56      $  1.36
  General, administrative and other expenses     $ 0.31       $  0.16      $  0.34      $  0.16

(1)   Includes effects of hedging activities


         GENERAL. During the three months ended September 30, 1999, six wells were drilled. The Main Pass 105#1 ST was completed as a gas producer and began production on August 26, 1999. The Main Pass 90 #1 and Main Pass 93 #1 wells were both completed as future gas producers and are expected to be in production in the first quarter of 2000. The West Cameron 515 #1 and 516 #1 wells both encountered hydrocarbon bearing sands and are currently suspended awaiting installation of surface facilities. The Mustang Island 883 #1 well also encountered hydrocarbons which the Company believes are commercial, but after logging operations were completed, the well experienced mechanical difficulties and operations are currently underway to free stuck drill pipe. Of the ten wells spud in 1999, eight were either committed to or spud in the third quarter. Of the seven wells that have reached total depth and have been evaluated by electric logging, all seven have encountered hydrocarbons that the Company believes will be commercial. Of the seven discoveries, two are currently producing, four are temporarily suspended pending installation of development facilities, and one is undergoing operations to free stuck pipe. The Vermilion 47 #1, West Cameron 653 # 1 and West Delta 112 #1 wells are currently being drilled.

         OIL AND GAS REVENUES. Oil and gas revenues for the three months ended September 30, 1999 were $6.9 million, a decrease of $13.7 million, or 66%, from $20.6 million for the comparable period in 1998. A 70% decrease in gas production (25% related to the Asset Sale, 45% due to natural decline) partially offset by a 3% increase in gas prices, resulted in an $8.3 million decrease in gas revenues. A 66% decrease in oil production (34% related to the Asset Sale, 32% due to natural decline) partially offset by a 10% increase in oil prices resulted in a $5.4 million decrease in oil revenues.

         Oil and gas revenues for the nine-month period ended September 30, 1999 were $24.3 million, a decrease of $47.9 million, or 66% below $72.2 million for the comparable period in 1998. Oil production in the nine months to September 30, 1999 decreased 64% (36% related to the Asset Sale, 28% due to natural decline) and gas production decreased 68% (26% related to the Asset Sale, 42% due to natural decline) over the comparable 1998 period. The average realized price of oil decreased by 7% and gas increased by 4%.

         For the three months ended September 30, 1999, the average realized gas price was $2.13 per Mcf, or 13% below the $2.44 per Mcf average gas price before hedging. Over the same period, the average realized oil price was $17.19 per Bbl, or 13% below the $19.82 per Bbl average oil price before hedging. Hedging activities resulted in a $1.0 million decrease in oil and gas revenues. For the comparable period in 1998 the average realized gas price was $2.07 per Mcf, or 6% above the $1.96 per Mcf average gas price before hedging. In the same period the average realized oil price was $15.65, or 24% above the $12.65 per Bbl average oil price before hedging. Hedging activities resulted in a $2.3 million increase in oil and gas revenues for the three-month period ended September 30, 1998.

         For the nine months ended September 30, 1999, the average realized gas price was $2.25 per Mcf, or 13% above the $1.99 per Mcf average gas price before hedging. Over the same period, the average realized oil price was $15.04 per Bbl or $0.01 below the $15.05 per Bbl average oil price before hedging. Hedging activities resulted in a $1.7 million increase in oil and gas revenues. For the comparable period in 1998, the average realized gas price was $2.18 per Mcf, or 2% above the $2.13 per Mcf average gas price before hedging. Over the same period, the average realized oil price was $16.12 per Bbl, or 18% above the $13.62 per Bbl average oil price before hedging. Hedging activities resulted in a $5.3 million increase in oil and gas revenues for the nine-month period ended September 30, 1998.

         LEASE OPERATING EXPENSES (including production taxes). Lease operating expenses decreased $1.4 million, or 45% to $1.7 million for the three months ended September 30, 1999, from $3.1 million for the three months ended September 30, 1998. Lease operating expenses per Mcfe increased from $0.35 for the comparable period in 1998 to $0.58 for the three months ended September 30, 1999 as a result of the production decline.

         Lease operating expenses for the nine-month period ended September 30, 1999 were $5.2 million, a decrease of 53% over the corresponding period in 1998. Lease operating expenses per Mcfe increased from $0.36 for the comparable period in 1998 to $0.50 for the nine-month period to September 30, 1999 due to production decline.

         DEPLETION, DEPRECIATION AND AMORTIZATION (DD&A). DD&A expense decreased $8.3 million, or 65% to $4.4 million for the three months ended September 30, 1999, from $12.7 million for the same period in 1998. Due to downward reserve revisions by the Company's independent reserve engineers at December 31, 1998, the unit rate increased to $1.54 per Mcfe for the three months ended September 30, 1999 from $1.40 per Mcfe for the same period in 1998.

         DD&A expense for the nine-month period ended September 30, 1999 decreased 61% to $16.2 million from $41.6 million for the corresponding period in 1998. The depletion rate per unit of $1.56 per Mcfe for the nine-month period ended September 30, 1999 increased from $1.36 per Mcfe for the corresponding period in 1998 due to the downward reserve revisions as noted above.

         EXPLORATION EXPENDITURES AND ABANDONMENTS. Seismic, geological and geophysical expenditures of $0.5 million were expensed during the quarter, a decrease of $1.1 million from the comparable period in 1998. A charge of $0.1 million was recorded in the quarter ended September 30, 1999 for the plugging and abandonment of the West Cameron 542 B-1 well.

         Exploration expenditures for the nine months ended September 30, 1999 were $3.4 million, a decrease of $3.1 million over the comparable period in 1998. An abandonment charge of $0.9 million was recorded in the first quarter of 1999 for the write-off of the West Cameron 480 and 462 leases.

         DRY HOLE COSTS AND IMPAIRMENTS. No dry hole cost and impairment charges were incurred during the quarter ended September 30, 1999. During the quarter ended September 30, 1998, $2.2 million was expensed for the dry hole costs incurred on the Main Pass 91 East #1 well.

         No dry hole and impairment costs were incurred in the nine months ended September 30, 1999. For the nine months ended September 30, 1998, $36.2 million was expensed for dry hole and impairment costs incurred primarily on the South Marsh Island 189 #1, High Island 308 #1, West Cameron 480 #2 wells and Main Pass 91 East #1 wells.

         INTEREST EXPENSE. Interest expense for the three months ended September 30, 1999 was $3.3 million, a decrease of $0.1 million over the comparable period in 1998. No interest was capitalized in the third quarter of 1999 while $0.8 million was capitalized in the same quarter in 1998.

         For the nine months ended September 30, 1999, interest expense was $10.2 million with no capitalized interest. For the same period in 1998, interest expense was $8.0 million with $2.6 million in capitalized interest. Interest incurred was comparable due to the timing of borrowings and repayments on the bank credit facility.

         GENERAL, ADMINISTRATIVE AND STOCK COMPENSATION EXPENSE. General, administrative and stock compensation expense decreased $0.6 million, or 38%, to $1.0 million for the three months ended September 30, 1999 from $1.6 million for the comparable period in 1998. On a per Mcfe basis, the rate increased from $0.16 per Mcfe for the three-month period ended September 30, 1998 to $0.31 per Mcfe for the comparable period in 1999 due to production decline.

         For the nine-month period ended September 30, 1999, the general, administrative and stock compensation expense decreased $1.6 million to $3.7 million from $5.3 million for the comparable period in 1998. On a per Mcfe basis, the rate increased from $0.16 per Mcfe for the nine-month period ended September 30, 1998 to $0.34 per Mcfe for the comparable period in 1999 due to production decline.

         NET LOSS. As a result of the conditions noted above, a net loss of $3.8 million was recorded for the three months ended September 30, 1999, an increase of $1.3 million over the net loss of $2.5 million for the comparable period in 1998. The net loss for the nine months ended September 30, 1999 was $14.5 million, an improvement of $8.0 million over the comparable 1998 period.

LIQUIDITY AND CAPITAL RESOURCES


Liquidity Position

         The Company is experiencing a liquidity problem. This problem is exacerbated by the strong performance of its 1999 drilling program. Ten wells have been spud in 1999, eight of which were spud or committed to in the third quarter of this year. Of the seven wells that have been evaluated by electric logging in 1999, seven have encountered hydrocarbons that the Company believes will be commercial. The Company has committed to additional capital expenditures on six of the seven wells that have encountered hydrocarbons and expects to have additional capital expenditure commitments with respect to the remaining well. The Company does not currently have the financial resources to fund both anticipated capital and non-capital obligations through the end of the fourth quarter of 1999 and beyond. In addition, the expected capital expenditure commitments could increase with continued success on wells currently drilling and as more wells are drilled by the Company. The Company would incur material non-recourse financial penalties under its joint venture agreements if because of liquidity problems it were unable to participate in operations proposed by its joint venture partners.

         On October 29, 1999, in order to preserve available cash, the Company elected not to pay $3.2 million due to the Banks under the Credit Facility. This caused a default under the Credit Facility and a cross default under the Indenture. Accordingly, the amounts outstanding under the Credit Facility and the 9 1/2% Notes have been reclassified as current liabilities at September 30, 1999. The Banks have agreed to forbear in collecting indebtedness due under the Credit Facility through December 14, 1999 as to existing known defaults to allow the Company the opportunity to obtain alternate financing. Under the Credit Facility, the Banks would have the right to accelerate the entire $7.9 million in debt that is due to them and to commence collection proceedings if the payment default and certain other non-payment defaults are not cured prior to December 14, 1999.

         As a consequence of the default on the Credit Facility, under the Indenture the Indenture trustee or the holders of $25 million or more of the 9 1/2% Notes can elect to accelerate the entire debt that is due to them, which is $100 million, and to commence collection proceedings. The next semi-annual interest payment under the Indenture in the amount of $4.75 million is due on December 15, 1999, and given the Company's present liquidity position, it is unlikely the Company will make this payment. The Company is in the process of extending an invitation to the holders of the 9 1/2% Notes to organize as the first step toward the commencement of discussions between the Company and the holders of the 9 1/2% Notes on the restructure of this indebtedness. There can be no assurance that discussions with these holders will result in the successful restructuring of the 9 1/2% Notes.

           The Company is exploring the possibility of supplemental or replacement financing with several different entities and has received non-binding written proposals that would allow the Company to repay the Credit Facility debt in full and provide the Company with additional capital. There is no assurance that supplemental or replacement financing will be available, and if available, will be available on terms and at a cost that is comparable to the Credit Facility or acceptable to the Company. The Company is also considering the restructure of its public debt. The Company believes that no additional funding will be made available to it from its Parent, if at all, until a restructuring proposal acceptable to the Parent is achieved. The Company has engaged Gordian Group, L.P., to assist it in restructuring its debt. There can be no assurance, however, that the Company will be able to obtain funding on a timely basis, that the Banks or the holders or trustee of the 9 1/2% Notes will not commence collection proceedings against the Company, or that the Company will be able to avoid seeking protection under Chapter 11 of the United States Bankruptcy Code in an effort to reorganize.

Cash Flow

         The following table represents cash flow data for the Company for the periods indicated:


                                                            Nine Months Ended
                                                              September 30,
                                                        ------------------------
                                                             (in thousands)
                                                          1999          1998
Cash flow data

Net cash provided by operating activities               $  8,735      $  50,512
Net cash provided by (used in) investing activities       62,060       (123,027)
Net cash (used in) provided by financing activities      (66,125)        66,000

         The decrease in cash provided by operating activities from 1998 to 1999 was due primarily to the sale to Apache of a 50% working interest in certain oil and gas properties coupled with natural decline in production.

         The cash provided by investing activities in 1999 was due primarily to the receipt of proceeds from the sale of a 50% working interest in certain assets to Apache. The cash used in investing activities in 1998 represented oil and gas exploration and development activities.

         The cash movements in financing activities in 1999 and 1998 consisted of repayments and borrowings under the bank credit facility.


Capital Expenditures and Commitments.

         In response to changing market conditions and restricted capital availability, in 1999 the Company has taken a more risk averse approach to its exploration and development program resulting in a much lower capital budget than previous years. In the quarter ended September 30, 1999, the Company signed a participation agreement over West Delta 112 with Coastal Oil & Gas USA., L.P. ("Coastal"). Under the terms of the participation agreement the Company recovered $1.7 million in leasehold costs from Coastal. In addition, Coastal is required to pay 66 2/3% of the drilling and casing cost of the first two test wells on the lease to earn a 50% working interest.

         During the three-month period ended September 30, 1999, the Company spent $1.8 million in capital and exploration expenditures, and in the nine months ended September 30, 1999 spent $9.7 million. In the comparable periods in 1998 the Company spent $47.2 million and $123.0 million, respectively. During the September 1999 quarter, the Company was awarded a federal lease covering part of High Island Block 33 as successful bidder at the Western Gulf of Mexico federal lease sale. The Company paid $142,874 and has a 100% working interest in the lease block. In addition, on October 5, 1999, the Company was awarded a Texas State lease for $126,875 covering a portion of Mustang Island Block 795L as successful bidder at the State of Texas lease sale.

         For a discussion of liquidity issues relating to capital expenditures, see the subsection entitled "Liquidity Position" of this "Liquidity and Capital Resources" section of the 10-Q.

Senior Secured Bank Loans

         In April 1996, the Company entered into the Credit Facility. Under the Credit Facility, $3.2 million in principal was due on October 29, 1999. Of this amount, $2.075 million resulted from the required repayment of principal with respect to a borrowing base redetermination on July 30, 1999, and $1.125 million was a regularly scheduled quarterly installment payment. The Company did not make this payment. In addition to the $3.2 million now due, the Company has outstanding principal borrowings in the amount of $4.7 million under the Credit Facility. The indebtedness owed to the Banks under the Credit Facility is secured by a mortgage over a substantial portion of the Company's producing properties.

         The Company is also in technical default of certain negative covenants in the Credit Facility. These technical covenant defaults, together with the payment default, are subject to a forbearance agreement between the Company and the Banks which provides that the Banks will not take any legal action to enforce its rights under the Credit Facility as a result of the known existing defaults until after December 14, 1999.

         Outstanding borrowings accrue interest at the rate of LIBOR plus a margin of 1.25% to 1.75% per annum, depending upon the total amount borrowed. The past due principal amount accrues interest at the rate of 2% per annun above LIBOR plus the applicable margin. The Company has paid all interest that is presently due.

         For a discussion of liquidity issues relating to indebtedness owed to the Banks under the Credit Facility, see the subsection entitled "Liquidity Position" of this "Liquidity and Capital Resources" section of the 10-Q.


Public Senior Subordinated Indebtedness

         In June 1997 the Company issued $100 million of 9 1/2% Senior Subordinated Notes. The principal is due in a lump sum in June 2007. The 9 1/2% Notes were issued at a discount with a yield to maturity of 9.56% per annum. Interest at the rate of 9.5% per annum is payable semiannually on June 15 and December 15 of each year.

         The Company's default under the Credit Facility caused a cross default under the Indenture. The Indenture trustee has been notified of the default. For a discussion of liquidity issues relating to indebtedness owed to the Banks under the Indenture, see the subsection entitled "Liquidity Position" of this "Liquidity and Capital Resources" section of the 10-Q.


Subordinate Loans from Parent

         Petsec Energy Ltd made an initial cash investment of $11.4 million in the Company and subsequently increased this investment with advances of $18.5 million from an Australian offering of Ordinary Shares in September 1995 and $31.0 million out of the net proceeds from a U.S. offering of ADRs in July 1996.

         Funds advanced by the Parent historically have been provided substantially in the form of subordinated loans denominated in Australian and US dollars. These loans are subordinated to the payment of both senior bank indebtedness and the public debt Notes. At September 30, 1999, the US dollar loans bear interest at 7.08% and in the case of Australian dollar borrowings, 6.48%. The loans from the Parent do not have mandatory principal payments due until December 31, 2007. Any payments or distributions made by the Company to its Parent have been for reimbursement of direct expenses incurred in connection with the Company's operations and interest under the subordinated loans. The Parent has no commitments to make any further advances to the Company.


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

         As of September 30, 1999, the following commodity swap contracts are in place:


                                  Oil                                Gas
                                 Volume           Price            Volume             Price
                                Bbls/day          $/bbl            Mmbtu/d           $/mmbtu
                                --------          -----            -------           -------
           1999 4th Quarter      1,500            $18.15            20,000            $2.30
           2000 1st Quarter      1,000            $19.70            15,000            $2.28
                2nd Quarter        670            $19.70            15,000            $2.28
                3rd Quarter          0                 0            10,000            $2.30
                4th Quarter          0                 0            10,000            $2.30


         The fair value at September 30, 1999, represented by the estimated amount that would be required to terminate these contracts, was a net cost of $2.4 million for the gas contracts and a net cost of $1.3 million for the oil contracts.


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

         On February 1, 1999, the Company completed the sale of a 50% working interest in most of the Company's producing oil and gas properties to Apache including the responsibilities associated with the operation of these assets. As a result, Apache is primarily responsible for Y2K compliance issues concerning these oil and gas operating assets. Apache has informed the Company that it believes that all material systems relating specifically to the operation of the co-owned properties are Y2K compliant.

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

         The Company has and will utilize both internal and external resources to complete tasks and perform testing necessary to address the Y2K issue. The Company has substantially completed the Y2K project. To date, the Company has not incurred any significant costs on its Y2K project and estimates a total cost of less than $50,000 related to the assessment and remediation of Year 2000 issues.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         Except as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Transactions," the only other material change to the information disclosed in the Company's most recent Annual Report on Form 10-K is that the Company believes the fair market value of the 9 1/2% Notes was $52 million at September 30, 1999. This fair market value is based upon a quotation on the trading price received from a market maker in the 9 1/2% Notes.


PART II. OTHER INFORMATION.


                           ITEM 4. OTHER INFORMATION.


         The New York Stock Exchange ("NYSE") recently introduced continued listing policies which include the requirement that both market capitalization and total stockholders' equity be greater than $50 million. The Parent does not meet these new listing standards.

         In compliance with the rules of the NYSE, the Parent submitted a plan to the NYSE incorporating a strategy to enable the Parent to comply with the new standards by February 2001, a date established by the NYSE.
If approved, the Parent compliance will be monitored quarterly by the NYSE.

                    ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K


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



                                              Petsec Energy Inc.

  November 15, 1999                               By: /s/ ROSS A. KEOGH
                                                     ---------------------------
                                                     Ross A. Keogh
                                                     Director and Vice President
                                                     Chief Financial Officer
                                                     (Principal Financial
                                                     and Accounting officer)






  November 15, 1999                               By: /s/ JAMES E. SLATTEN, III
                                                     ---------------------------
                                                     James E. Slatten, III
                                                     Director and Vice President
                                                     (Duly Authorized Officer)

                               INDEX TO EXHIBITS
                               -----------------


EXHIBIT        DESCRIPTION
-------        -----------
  27           Financial Data Schedule