Form 10-K405
period 1999-12-31
PETSEC ENERGY INC
filed 2000-03-30
CIK 1041895

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
================================================================================

(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

                                 (337) 989-1942
              (Registrant's Telephone Number, including Area Code)

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

  All of the registrant's voting stock is held by affiliates of the registrant.
   As of March 30, 2000, there was outstanding 1 share of Common Stock, par value $1.00 per share, of the registrant.


* Petsec Energy Inc. is a wholly owned operating subsidiary of Petsec Energy Ltd, a listed Australian public company registered with the Commission as a result of its public offering of American Depositary Receipts ("ADRs") traded on the OTC Bulletin Board (symbol: PSJEY). Shareholders and holders of American Depositary Shares are advised to refer to the filings of Petsec Energy Ltd for the consolidated results.

                                TABLE OF CONTENTS

                                                                                                                        Page
                                                                                                                        ----

Glossary of Certain Industry Terms..................................................................................       3

                                                           PART I


Item 1.           Business .........................................................................................       5
Item 2.           Description of Properties ........................................................................      19
Item 3.           Legal Proceedings ................................................................................      20
Item 4.           Submission of Matters to a Vote of Security Holders ..............................................      20

                                                            PART II
Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters ............................      20
Item 6.           Selected Financial Data ..........................................................................      21
Item 7.           Management's Discussion and Analysis of Financial Condition and
                   Results of Operations............................................................................      22

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk .......................................      30
Item 8.           Financial Statements and Supplementary Data ......................................................      32
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosure.......................................................................................      33

                                                           PART III

Item 10.          Directors and Executive Officers of the Registrant ...............................................      33
Item 11.          Executive Compensation ...........................................................................      34
Item 12.          Security Ownership of Certain Beneficial Owners and Management ...................................      38
Item 13.          Certain Relationships and Related Transactions ...................................................      38

                                                            PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K .................................      38

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


                                     PART I

                                 ITEM 1 - BUSINESS

GENERAL


     The Company is the wholly owned principal operating subsidiary of Petsec Energy Ltd (the "Parent"). The Parent is an Australian public company with ordinary shares listed on the Australian Stock Exchange (symbol: PSA) and American Depositary Receipts ("ADRs") traded on the OTC Bulletin Board (symbol:
PSJEY). The results discussed in this report refer only to the Company. The Parent's results are filed with the Securities and Exchange Commission separately under Forms 6-K (quarterly) and 20-F (annually). Shareholders and ADR holders are advised to refer to these filings.

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

     The Company has acquired substantially all of its 48 leases on the Outer Continental Shelf at federal or state lease sales, of which 18 are held by production. Until December 31, 1998, the Company held 100% working interests in its Gulf of Mexico properties, unlike many other independent energy companies that conduct business through fractional working interests and non-operated joint ventures. A disappointing drilling program in 1998 compounded by low oil and gas prices caused the Company's outstanding debt to reach unacceptable levels. Effective January 1, 1999, the Company sold a 50% working interest in a substantial number of its properties to Apache Corporation, an unrelated independent exploration and production company. It also transferred operations on the properties sold. Proceeds from the sale were used to reduce debt.

     The Company engaged a financial advisor in October 1999 to assist with the restructure of its $100 million 9 1/2% Senior Subordinated Notes due 2007 (the "9 1/2% Notes"). The Company did not make the interest payment due on the 9 1/2% Notes at December 15, 1999, and is in default under the indenture governing the 9 1/2% Notes (the "Indenture"). The Company began discussions with a subcommittee of holders of the 9 1/2% Notes on January 18, 2000 regarding alternative solutions to its financial situation. While the Company is hopeful that a solution acceptable to both the holders of the 9 1/2% Notes and the Company can be reached, there can be no assurance that the Company will be able to reach agreement on these proposals. Whether or not a consensual resolution can be reached, it is likely that the Company will need to seek protection under the United States Bankruptcy Code. The Company does not intend to make any further public comments about the restructuring process until either agreement on a solution is reached with the holders of the 9 1/2% Notes or it becomes apparent that no such agreement can be reached. See "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations;" "Risk Factors -- Liquidity Problems."

     The Company completed a refinancing of its senior secured credit facility with Foothill Capital Corporation on January 18, 2000. For a discussion of certain events affecting the current liquidity of the Company, see "Risk Factors -- Liquidity Problems" and see "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

OIL AND GAS RESERVES

     The following table sets forth estimated net proved oil and gas reserves of the Company, the estimated future net revenues before income taxes and the present value of estimated future net revenues before income taxes related to such reserves as of December 31, 1997, 1998 and 1999. All information in this Annual Report relating to estimated net proved oil and gas reserves and the estimated future net cash flows before income tax attributable thereto is based upon reports by Ryder Scott Company, L.P., Petroleum Engineers. All calculations of estimated net proved reserves have been made in accordance with the rules and regulations of the Securities and Exchange Commission, and, except as otherwise indicated, give no effect to federal or state income taxes otherwise attributable to estimated future net revenues from the sale of oil and gas. The present value of estimated future net revenues has been calculated using a discount factor of 10% per annum.

     December 31, 1998 reserves are shown net of the sale to Apache of a 50% working interest in certain of the Company's oil and gas properties which was effective January 1, 1999.

                                                                                AS OF DECEMBER 31,
                                                                -------------------------------------------------

                                                                     1997               1998             1999

TOTAL NET PROVED:
   Gas (MMcf)                                                       122,149             58,252             56,783
   Oil (MBbls)                                                       10,641              5,337              4,469
   Total (MMcfe)                                                    185,995             90,274             83,597

NET PROVED DEVELOPED:
   Gas (MMcf)                                                        88,199             26,965             21,950
   Oil (MBbls)                                                        8,430              3,054              2,090
   Total (MMcfe)                                                    138,779             45,289             34,490

Estimated future net revenues before income  taxes              $   316,855        $    83,132         $  150,828
   (in thousands)

Present value of estimated future net revenues                  $   255,839        $    67,053         $  113,139
   before income taxes (in thousands) (1)(2)

Standardized measure of discounted future net cash              $   204,114        $    67,053         $  113,139
   flows (in thousands) (3)(4)

(1) The present value of estimated future net revenues attributable to the Company's reserves was prepared using constant prices, including the effects of hedging, as of the calculation date, discounted at 10% per annum on a pre-tax basis.

(2) The present value as of December 31, 1999 was calculated using an average oil price of $25.61 per barrel before hedging and an average gas price of $2.43 per Mcf before hedging.

(3) The standardized measure of discounted future net cash flows represents the present value of estimated future net revenues after income tax discounted at 10% per annum.

(4) Income taxes have not been provided in 1999 and 1998 due to the Company's current availability of net operating loss carryforwards.

     Approximately 59% of the Company's total proved reserves at December 31, 1999 were undeveloped. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The Company's financial resources are limited, and there can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements. The Company's credit facility has a borrowing base that is determined by the value of its oil and gas properties reviewed monthly by the creditor. The creditor has substantial discretion to place reserves against the borrowing base. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources" for additional explanation regarding the Company's liquidity problems.

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


ACQUISITION, PRODUCTION AND DRILLING ACTIVITY

     Acquisition and Development Costs. The following table sets forth certain information regarding the costs incurred by the Company in its acquisition, exploration and development activities:

                                       Years Ended December 31,
                            ------------------------------------------

                                1997           1998           1999
                            ------------   ------------   ------------
                                         (In thousands)

Acquisition costs           $      8,437   $      7,836   $      2,610
Exploration costs                115,523        107,111         14,745
Development costs                 31,327         10,301          1,216
                            ------------   ------------   ------------

Total costs incurred        $    155,287   $    125,248   $     18,571
                            ============   ============   ============

     Productive Well and Acreage Data. The following table sets forth certain statistics for the Company regarding the number of productive wells and developed and undeveloped acreage in the Gulf of Mexico as of December 31, 1999:

                                          Gross           Net
                                      ------------   ------------
Productive Wells(1):
         Oil(2)                                 17            8.5
         Gas(3)                                 37           19.5
                                      ------------   ------------

                  Total                         54           28.0
                                      ------------   ------------

Developed Acreage(1)                        51,823         28,412
Undeveloped Acreage(1)(4)                  103,971         71,926
                                      ------------   ------------

                  Total                    155,794        100,338
                                      ============   ============

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

(4) Leases covering 7% of the Company's undeveloped acreage will expire in 2000, approximately 30% in 2001, 12% in 2002, 32% in 2003 and 19% in 2004.

Drilling Activity. The following table sets forth the Company's drilling activity for the periods indicated.

                                                               Years Ended December 31,
                                      ---------------------------------------------------------------------------
                                                1997                      1998                     1999
                                                ----                      ----                     ----
                                         Gross         Net        Gross         Net         Gross         Net
                                      ----------   ----------   ----------   ----------   ----------   ----------

Gulf of Mexico
         Exploratory wells                    13         13.0            4            4            6          2.6
         Development wells                     4          4.0            1            1            2          0.8
         Dry holes                             3          2.4            3            3            1          0.5
         Abandoned wells                      --           --           --           --            1          0.2
                                      ----------   ----------   ----------   ----------   ----------   ----------

                  Total                       20         19.4            8            8           10          4.1
                                      ==========   ==========   ==========   ==========   ==========   ==========

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

     From time to time, the Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve more predictable cash flows, as well as to reduce its exposure to fluctuations in oil and gas prices. The Company restricts the time and quantity of the aggregate oil and gas production covered by such transactions. See "Item 7-- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Hedging Transactions."

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


PRODUCTION SALES CONTRACTS

     The Company markets all of the gas production from its properties. All of the Company's gas production is sold to a variety of purchasers under short-term (one year or less) contracts or thirty-day spot purchase contracts. Natural gas sales contracts are based upon field posted prices plus negotiated bonuses. Apache Corporation markets all of the Company's oil production through marketing arrangements it has with other companies, which accounted for 36% of the Company's revenue in 1999. During 1999, Enron North America Corp. (formerly Columbia Energy Services Corporation) ("Enron") purchased 49% of the gas sold by the Company. Enron purchased all of the Company's gas after April 1, 1999 pursuant to a twelve-month contract that provided for monthly market pricing adjustments. Based upon current demand for oil and gas in the Gulf of Mexico region, the Company believes that there is sufficient competition for the purchase of its hydrocarbons to ensure that the Company will continue to receive market pricing.

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


COMPETITION

     The oil and gas industry is highly competitive. The Company competes for the acquisition of oil and gas properties with numerous other entities, including major oil companies, other independent oil and gas concerns and individual producers and operators. Many of these competitors have financial, technical and other resources substantially greater than those of the Company. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than the Company's financial or human resources permit. The Company's ability to acquire additional properties and to discover reserves in the future will be dependent upon its ability to evaluate and select suitable properties, to access adequate financing, and to consummate transactions in a highly competitive environment.

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

     Regulation of Natural Gas and Oil Exploration and Production. The Company's operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled in, and the unitization or pooling of oil and gas properties. In this regard, some states (such as Louisiana) allow the forced pooling or integration of tracts to facilitate exploration while other states (such as Texas) rely on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units and, therefore, more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and gas the Company can produce from its wells and may limit the number of wells or the locations at which the Company can drill. The regulatory burden on the oil and gas industry increases the Company's costs of doing business and, consequently, affects its profitability. In as much as such laws and regulations are frequently expanded, amended or reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

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

     The MMS has proposed changes to the method of calculating royalties and the valuation of crude oil produced from federal leases. These changes, if adopted, would modify the valuation procedures for crude oil to reduce use of posted prices and assign a value to crude oil intended to better reflect market value. The Company cannot predict at this stage how it might be affected if the MMS adopts such changes.

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

     Although Order No. 636 does not directly regulate natural gas producers such as the Company, the FERC has stated that Order No. 636 is intended to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company and its natural gas marketing efforts, although price declines for natural gas following the implementation of order No. 636 may, in part, reflect increased competition and more efficient gas transportation resulting from Order No. 636. The courts have largely affirmed the significant features of Order No. 636 and numerous related orders pertaining to the individual pipelines, although certain appeals remain pending and the FERC continues to review and modify its open access regulations. In particular, the FERC has recently issued Order No. 637, which, among other things, (i) lifts the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002, for releases of pipeline capacity of less than one year, (ii) permits pipelines to charge different maximum cost-based rates for peak and off-peak times, (iii) encourages auctions for pipeline capacity, (iv) requires pipelines to implement imbalance management services, and (v) restricts the ability of pipelines to impose penalties for imbalances, overruns, and non-compliance with operational flow orders. Order No. 637 also requires the FERC Staff to analyze whether the FERC should implement additional fundamental policy changes, including, among other things, whether to pursue performance-based ratemaking or other non-cost based ratemaking techniques and whether the FERC should mandate greater standardization in terms and conditions of service across the interstate pipeline grid. In addition, the FERC recently implemented new regulations governing the procedure for obtaining authorization to construct new pipeline facilities and has issued a policy statement, which it largely affirmed in a recent order on rehearing, establishing a presumption in favor of requiring owners of new pipeline facilities to charge rates based solely on the costs associated with such new pipeline facilities. The Company cannot predict what additional action the FERC will take on these matters, nor can it accurately predict whether the FERC's actions will, over the long-term, achieve the goal of increasing competition in markets in which the Company's natural gas is sold. However, the Company does not believe that it will be affected by any action taken materially differently than other natural gas producers and marketers with which it competes.

     The FERC has issued numerous orders approving the spindown or spin-off by interstate pipelines of their gathering facilities. A "spin-off" is a FERC-approved sale of gathering facilities to a non-affiliate. A "spin-down" is a transfer of gathering facilities to an affiliate. These approvals were given despite the strong protests of a number of producers concerned that any diminution in FERC's oversight of interstate pipeline-related gathering services might result in a denial of open access or otherwise enhance the pipeline's monopoly power. While the FERC has stated that it will retain limited jurisdiction over such gathering facilities and will hear complaints concerning any denial of access, it is unclear what effect the FERC's gathering policy will have, in the long-term, on producers such as the Company and the Company cannot predict what further action the FERC will take on these matters.

     The Outer Continental Shelf Lands Act (OCSLA) requires that all pipelines operating on or across the Outer Continental Shelf (the OCS) provide open-access, non-discriminatory service. Pursuant to one of the FERC's recent initiatives regarding its regulatory treatment of pipelines and services on the OCS, the FERC has proposed to adopt certain reporting requirements concerning OCS rates and terms and conditions of service, which requirements are applicable, with certain limited exceptions, to both gas pipelines and gatherers operating on the OCS. The purpose of the proposed requirements is to provide regulators and other interested parties with sufficient information to detect and then seek to remedy discriminatory conduct in such operations. The Company cannot predict what, if any, affect this matter may have on the Company.

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

     Environmental Regulation. Activities of the Company with respect to the exploration, development and production of oil and natural gas are subject to stringent federal, state and local laws and regulations pertaining to the discharge of materials into the environment or otherwise relating to protection of the environment. Such laws and regulations have increased the cost of planning, designing, drilling, operating and in some instances, abandoning wells. In most instances, the regulatory requirements relate to the handling and disposal of drilling and production waste products and waste created by water and air pollution control procedures. Some laws and regulations relating to protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination, rendering a person liable for environmental and natural resource damages and cleanup costs without regard to negligence or fault on the part of such person. Although the Company believes that compliance with environmental laws and regulations will not have a material adverse effect on operations or earnings, the risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities, including administrative, civil, and criminal penalties, will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages to property or person resulting from the Company's operations could result in substantial costs and liabilities.

     The Comprehensive Environmental Response, Compensation and Liability Act, as amended, ("CERCLA"), also known as the "Superfund" law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner and operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at such site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

     The Company generates wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act, as amended, ("RCRA"), and comparable state statutes. The EPA and various state agencies have limited the disposal options for certain hazardous and nonhazardous wastes. Furthermore, certain wastes generated by the Company's oil and natural gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

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

     The Oil Pollution Act of 1990, as amended, (the "OPA"), and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a vessel, pipeline, or onshore facility or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.

     The OPA also imposes ongoing requirements on responsible parties, including proof of financial responsibility to cover at least some costs in a potential spill. Certain amendments to OPA that were enacted in 1996 and a final rule adopted by the MMS in 1998 require responsible parties of covered offshore facilities that have a worst case oil spill potential of more than 1,000 barrels (which includes many of the Company's offshore producing facilities), to demonstrate financial responsibility in amounts ranging from $10 million in specified state waters to $35 million in federal OCS waters, with higher amounts, up to $150 million, in certain limited circumstances where the MMS believes such a level is justified by the risks posed by the operations or if the worst-case spill discharge volume possible at the facility may exceed the applicable threshold volumes specified under the MMS's final rule.

     The operator will provide evidence of financial responsibility on the properties in which the Company has a non-operating working interest. The Company will satisfy OPA financial responsibility obligations with respect to its other properties through insurance over the level of $200,000, which is the Company's self-insurance amount. The Company believes that it currently has established adequate proof of financial responsibility for its offshore facilities at no significant increase in expense over recent prior years. However, the Company cannot predict whether these financial responsibility requirements under the OPA amendments or final rule will result in the imposition of substantial additional annual costs to the Company in the future or otherwise materially adversely affect the Company. The impact, however, should not be any more adverse to the Company than it will be to other similarly situated or less capitalized owners or operators in the Gulf of Mexico. OPA also imposes other requirements on facility operators, such as the preparation of an oil spill contingency plan. The Company has such plans in place. The failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to administrative, civil or criminal liability.

     The Federal Water Pollution Control Act, as amended ("FWPCA"), imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes in navigable waters. Permits must be obtained to discharge pollutants to waters and to conduct construction activities in waters and wetlands. The FWPCA and analogous state laws provide for administrative, civil, and criminal penalties for any unauthorized discharges of pollutants and reportable quantities of oil and other hazardous substances. Many state discharge regulations and the National Pollutant Discharge Elimination system generally prohibit the discharge of produced water and sand, drilling fluids, drill cuttings, and certain other substances related to the oil and gas industry into coastal waters. Although the costs to comply with these zero discharge mandates under federal or state law may be significant, the entire industry is expected to experience similar costs in the western Gulf of Mexico, and the Company believes that these costs will not have a material adverse impact on the Company's financial condition and operations.


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

     In addition, the Company's properties may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties. Industry operating risks include the risk of fire, explosions, blowouts, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to the Company due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. Additionally, the Company's oil and gas operations are located in an area that is subject to tropical weather disturbances, some of which can be severe enough to cause substantial damage to facilities and possibly interrupt production.

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


EMPLOYEES

     The Company currently has 23 full-time employees, primarily professionals, including geologists, geophysicists and engineers. The Company also relies on the services of certain consultants for technical and operational guidance. The Company believes that its relationships with its employees and consultants are satisfactory and has entered into employment and consulting contracts with its executives and agreements with certain technical personnel and consultants whom it considers particularly important to the operations of the Company. There can be no assurance that such individuals will remain with the Company for the immediate or foreseeable future. None of the Company's employees are covered by a collective bargaining agreement. From time to time, the Company also utilizes the services of independent consultants and contractors to perform various professional services, particularly in the areas of construction, design, well site surveillance, permitting and environmental assessment. Field and on-site production operation services, such as maintenance, dispatching, inspection and testing, are generally provided by independent contractors supervised by Company employees.


RISK FACTORS

LIQUIDITY PROBLEMS

     The Company is experiencing a liquidity problem. As of December 31, 1999, the Company's long-term debt including current maturities was $144.9 million, of which $99.7 million was senior subordinated notes, $7.9 million was borrowings under the Company's bank credit facility and $37.3 million was a subordinated shareholder loan.

     On October 29, 1999, in order to preserve available cash, the Company elected not to pay $3.2 million due to the syndicate of banks under its revolving credit facility (the "Chase Credit Facility") in which the Chase Manhattan Bank, N.A., Bank of America, N.A. (formerly NationsBank N.A.) and Credit Lyonnais (collectively, the "Banks") were participants. This caused a default of its secured debt and a cross default under the Indenture. Subsequently, the Company refinanced the Chase Credit Facility with Foothill Capital Corporation ("Foothill"), completing a $30 million revolving credit facility on January 18, 2000 (the "Foothill Credit Facility"). At March 22, 2000, the Company's borrowing base was $29.3 million. After subtracting borrowings and letters of credit issued under the Foothill Credit Facility to secure hedging obligations, the Company had $15.3 million available for additional borrowing at March 22, 2000. The Company's ability to borrow under the Foothill Credit Facility is dependent upon the reserve value of its oil and gas properties, as determined monthly by Foothill. If the reserve value of the Company's borrowing base declines, the amount available to the Company under the Foothill Credit Facility will be reduced and, to the extent that the borrowing base is less than the amount then outstanding (including letters of credit) under the facility, the Company will be obligated to repay such excess amount immediately upon notice from Foothill. Moreover, Foothill has broad discretion under the Foothill Credit Facility to set reserves against the borrowing base.

     As a consequence of the October 29, 1999 default on the Chase Credit Facility, a cross default occurred under the Indenture. The Indenture trustee or the holders of $25 million or more of the 9 1/2% Notes can elect to accelerate the entire debt that is due to them, which is $100 million, and to commence collection proceedings. The semi-annual interest payment under the Indenture in the amount of $4.75 million due on December 15, 1999, was also not paid. The Foothill Credit Facility prohibits the Company from paying interest or principal due under the Indenture. Given the Company's current liquidity position and the prohibition in the Foothill Credit Facility on the payment of interest due under the Indenture, it is unlikely the Company will make this payment in the foreseeable future. The Company has commenced discussions with the holders of the 9 1/2% Notes on alternative solutions to its financial situation. There can be no assurance that discussions with these holders will result in a satisfactory solution in respect of the 9 1/2% Notes, or the holders or trustee of the 9 1/2% Notes will not commence collection proceedings against the Company. Whether or not a consensual resolution can be reached, it is likely that the Company will need to seek protection under Chapter 11 of the United States Bankruptcy Code.

     If the Company is able to resolve its current liquidity problems, it still may have substantial indebtedness. The Company's level of indebtedness will have several important effects on its operations, including (i) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) the covenants contained in the Indenture limit its ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in business conditions and (iii) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be impaired. Moreover, future acquisition or development activities may require the Company to alter its capitalization significantly. These changes in capitalization may significantly alter the leverage of the Company. The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's future performance will not be adversely affected by such economic conditions and financial, business and other factors. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


VOLATILITY OF OIL AND GAS PRICES; MARKETABILITY OF PRODUCTION

     The Company's revenue, profitability and future rate of growth are substantially dependent upon the prevailing prices of, and demand for, oil and natural gas. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of oil and gas imports and overall economic conditions. From time to time, oil and gas prices have been depressed by excess domestic and imported supplies, as experienced in 1998 when oil prices were depressed. In 1999 oil prices significantly improved, however there can be no assurance that current price levels will be sustained. It is impossible to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices may adversely affect the Company's financial condition, liquidity and results of operations and may reduce the amount of the Company's oil and natural gas that can be produced economically. Additionally, substantially all of the Company's sales of oil and natural gas are made in the spot market or pursuant to contracts based on spot market prices and not pursuant to long-term fixed price contracts. With the objective of reducing price risk, the Company enters into hedging transactions with respect to a portion of its expected future production. There can be no assurance, however, that such hedging transactions will reduce risk or mitigate the effect of any substantial or extended decline in oil or natural gas prices. Any substantial or extended decline in the prices of oil or natural gas would have a material adverse effect on the Company's financial condition and results of operations.

     In addition, the marketability of the Company's production depends upon the availability and capacity of gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, general economic conditions and changes in supply and demand all could adversely affect the Company's ability to produce and market its oil and natural gas. If market factors were to change dramatically, the financial impact on the Company could be substantial. The availability of markets and the volatility of product prices are beyond the control of the Company and represent a significant risk. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and "Item 1 - Business -- Oil and Gas Marketing."

UNCERTAINTY OF ESTIMATES OF OIL AND GAS RESERVES

     This Annual Report contains estimates of the Company's proved oil and gas reserves and the estimated future net revenues therefrom based upon the reserve report prepared by Ryder Scott Company, L.P., that rely upon various assumptions, including assumptions required by the Securities and Exchange Commission as to oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated in the reserve report prepared by Ryder Scott Company, L.P. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this Annual Report. In addition, the Company's proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors, many of which are beyond the Company's control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to the Company's reserves will likely vary from the estimates used, and such variances may be material.

     Approximately 59% of the Company's total proved reserves at December 31, 1999 were undeveloped, which are by their nature less certain. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The reserve data set forth in the report prepared by Ryder Scott Company, L.P., assumes that substantial capital expenditures by the Company will be required to develop such reserves. Although cost and reserve estimates attributable to the Company's oil and gas reserves have been prepared in accordance with industry standards, no assurance can be given that the estimated costs are accurate, that development will occur as scheduled, that the Company will have adequate capital resources to make the expenditures when anticipated or that the results will be as estimated. See "Item 1 -- Business -- Oil and Gas Reserves."

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

     Given the discussions that are underway presently with the holders of the 9 1/2% Notes and the Company liquidity problems, the Company's drilling program has been curtailed substantially and its future drilling plans are uncertain. Accordingly, there can be no assurance that the Company's management will be able to effect a strategy that will result in significant additional reserves or that the Company will have success drilling productive wells at economically viable costs. Furthermore, while the Company's revenues may increase if prevailing oil and gas prices increase significantly, the Company's finding costs for additional reserves could also increase. For a discussion of the Company's reserves, see "Item 1 -- Business -- Oil and Gas Reserves."


SUBSTANTIAL CAPITAL REQUIREMENTS

     In the past, the Company has made substantial expenditures for development, exploration, acquisition and production of oil and gas reserves. Capital expenditures were $19 million in 1999, $125 million in 1998 and $155 million in 1997. Substantial capital expenditures will be required in the future to access existing reserves and undertake a drilling program to find new reserves. The Company's financial resources are limited, and there can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


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


GOVERNMENTAL REGULATION

     Oil and gas operations are subject to various United States federal, state and local governmental regulations that change from time to time in response to economic or political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation and disposal of oil and gas, by-products thereof and other substances and materials produced or used in connection with oil and gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. To date, expenditures related to complying with these laws and for remediation of existing environmental contamination have not been significant in relation to the results of operations of the Company. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. See "Item 1 -- Business -- Regulation."


RELIANCE ON KEY PERSONNEL

     The Company's operations are dependent upon a relatively small group of key management and technical personnel. There can be no assurance that such individuals will remain with the Company for the immediate or foreseeable future. The unexpected loss of the services of one or more of these individuals could have a detrimental effect on the Company. See "Item 10 -- Directors and Executive Officers of the Registrant."

COMPETITION

     The Company operates in a highly competitive environment. The Company competes with major and independent oil and gas companies for the acquisition of desirable oil and gas properties, as well as for the equipment and labor required to develop and operate such properties. Many of these competitors have financial and other resources substantially greater than those of the Company. See "Item 1 -- Business -- Competition."


RISKS OF HEDGING TRANSACTIONS

     In order to manage its exposure to price risks in the marketing of its oil and natural gas, the Company has in the past and expects to continue to enter into oil and natural gas price hedging arrangements with respect to a portion of its expected production. These arrangements may include futures contracts on the New York Mercantile Exchange (NYMEX), fixed price delivery contracts and financial swaps. While intended to reduce the effects of volatility of the price of oil and natural gas, such transactions may limit potential gains by the Company if oil and natural gas prices were to rise substantially over the price established by the hedge. In addition, such transactions may expose the Company to the risk of financial loss in certain circumstances, including instances in which (i) production is less than expected, (ii) if there is a widening of price differentials between delivery points for the Company's production and the delivery point assumed in the hedge arrangement, (iii) the counterparties to the Company's future contracts fail to perform the contract or (iv) a sudden, unexpected event materially impacts oil or natural gas prices. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Hedging Transactions" and "Item 1 -- Business -- Oil and Gas Marketing."


                       ITEM 2 - DESCRIPTION OF PROPERTIES


ITEM 2(a) - SIGNIFICANT PROPERTIES

     The Company has grown principally through the acquisition and development of properties in the Gulf of Mexico offshore Louisiana. The first four leases were acquired from the State of Louisiana, four leases were purchased from third parties and the remaining leases have been acquired at Gulf of Mexico State and

Federal OCS lease sales. At December 31, 1999, the Company had 48 lease blocks in the Gulf of Mexico. All of the Company's proved oil and gas reserves at December 31, 1999 were in these blocks.


ITEM 2 (b) - RESERVES

     The information on the Company's oil and gas reserves is set out under Item 1 on page 6.

     The information on the Company's oil and gas production is set out under
     Item 7 on page 23.


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

     In addition, the Company is the plaintiff in a lawsuit brought against certain of its underwriters based on the underwriters' denial of a portion of an insurance claim in the amount of approximately $820,000 to recover losses arising from Hurricane Georges in September 1998. The lawsuit was filed in February 2000 in the Western District of Louisiana, Lafayette Division. No trial date has been set. The Company maintains that certain contractual obligations it incurred to Falcon Drilling Company, Inc. resulting from hurricane damage to a Falcon drilling rig are covered under its energy insurance policy. The underwriters on the insurance policy disagree. While there can be no assurance that the Company will prevail in this lawsuit, the Company believes it has a strong basis for its claim and will pursue the matter vigorously.


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

                        ITEM 6 - SELECTED FINANCIAL DATA


     The following table sets forth selected historical financial data for the Company as of and for each of the periods indicated. The financial data, for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 are derived from the financial statements of the Company audited by KPMG LLP, independent auditors. The following information should be read in conjunction with "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements of the Company and the related notes thereto included elsewhere in this Annual Report.

                                                                            Years Ended December 31,
                                                     -----------------------------------------------------------------------
                                                         1995          1996           1997           1998           1999
                                                     -----------    -----------    -----------    -----------    -----------
                                                                                 (in thousands)

Statement of Operations data:
   Oil and gas sales                                 $    30,462    $    67,027    $   125,139    $    92,017    $    31,000
   Lease operating expenses                                4,757          6,161         11,527         14,989          7,045
   Depletion, depreciation and amortization                9,256         29,639         63,864         57,576         21,261
   Exploration expenditures                                3,396          7,061          7,328          7,427          2,750
   Dry hole costs and abandonments                            --             --         10,454         27,503          2,840
   Impairments                                                --             --             --         72,916          7,480
   General and administrative                              4,502          5,259          6,054          7,868          5,287
   Stock compensation                                         --            481            905            591            246
                                                     -----------    -----------    -----------    -----------    -----------

         Total operating expenses                         21,911         48,601        100,132        188,870         46,909
                                                     -----------    -----------    -----------    -----------    -----------
     Income (loss) from operations                         8,551         18,426         25,007        (96,853)       (15,909)
   Other income (expense):                                    35             --          1,418            517           (322)
   Gain on sale of property, plant and
       equipment                                           4,312              6             --             --             --
   Interest expense                                       (2,452)        (3,369)        (7,586)       (11,721)       (13,517)
   Interest income                                            64            172            871            302            260
                                                     -----------    -----------    -----------    -----------    -----------
      Income (loss) before income taxes                   10,510         15,235         19,710       (107,755)       (29,488)
   Income tax (expense) benefit                           (3,537)        (6,311)        (6,610)        16,458             --
                                                     -----------    -----------    -----------    -----------    -----------
      Net income (loss)                              $     6,973    $     8,924    $    13,100    $   (91,297)   $   (29,488)
                                                     ===========    ===========    ===========    ===========    ===========

                                                                                As of December 31,
                                                     -----------------------------------------------------------------------
                                                         1995           1996           1997           1998          1999
                                                     -----------    -----------    -----------    -----------    -----------
                                                                                  (in thousands)
Balance Sheet Data:
   Total assets                                      $    89,110    $   146,145    $   234,104    $   185,032    $    93,508
   Senior subordinated notes                                  --             --         99,630         99,656         99,684
   Bank credit facility                                   32,350         37,000             --         74,000          7,875
   Subordinated shareholder loan                          25,038         57,954         37,298         36,792         37,330
   Shareholder's equity (deficit)                          5,631         15,036         48,635        (42,071)       (71,313)

                ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     The following discussion is intended to assist in the understanding of the Company's historical financial position and results of operations for each year in the three years ended December 31, 1999. Financial Statements and notes thereto included elsewhere in this Annual Report should be referred to in conjunction with the following discussion.

     In order to preserve available cash, the Company did not make principal payments due October 29, 1999, in the amount of $3.2 million under its revolving credit facility at the time, in which The Chase Manhattan Bank, N.A., Bank of America, N.A. (formerly NationsBank, N.A.) and Credit Lyonnais were participants. The Company was in default under the Chase Credit Facility, and this default caused a cross default under the Indenture governing the 9 1/2% Notes. Accordingly, the amounts outstanding under the 9 1/2% Notes have been reclassified as current liabilities. See discussion, "Liquidity and Capital Resources."

     Subsequent to year end, the Company refinanced the Chase Credit Facility with the completion of the $30 million Foothill Credit Facility. The Company has commenced discussions with the holders of the 9 1/2% Notes regarding alternative solutions to its financial situation. The Company has commenced discussions with the holders of the 9 1/2% Notes on alternative solutions to its financial situation. There can be no assurance that discussions with these holders will result in a satisfactory solution in respect of the 9 1/2% Notes or the holders or trustee of the 9 1/2% Notes will not commence collection proceedings against the Company. Whether or not a consensual resolution can be reached, it is likely that the Company will need to seek protection under Chapter 11 of the United States Bankruptcy Code.

     The liquidity issues faced by the Company are discussed in detail in the "Liquidity and Capital Resources" section of this 10-K.


OVERVIEW

     The Company is the wholly owned principal operating subsidiary of the Parent. The Parent is an Australian public company with ordinary shares listed on the Australian Stock Exchange (symbol: PSA) and American Depositary Receipts ("ADRs") traded on the OTC Bulletin Board (symbol: PSJEY). The results discussed in this report refer only to the Company. The Parent's results are filed with the Securities and Exchange Commission separately under Forms 6-K (quarterly) and 20-F (annually). Shareholders and ADR holders are advised to refer to these filings.

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

     The Company has acquired substantially all of its 48 leases in the Gulf of Mexico at federal or state lease sales. A disappointing drilling program in 1998 compounded by low oil and gas prices caused the Company's outstanding debt to reach unacceptable levels. Effective January 1, 1999, the Company sold a 50% working interest in 17 developed leases and 6 exploration leases to Apache Corporation. In addition, Apache assumed operatorship of these assets. The $68.3 million sale was completed on February 1, 1999, reducing debt at that time to $9 million under the Chase Credit Facility and total debt, including the 9 1/2% Notes and the subordinated shareholder loan, to $145.4 million.

     The Company is allocated stock compensation expense in respect to options in the Parent which are granted to the Company's employees and certain consultants. The Parent accounts for stock compensation according to SFAS No. 123, Accounting for Stock-Based Compensation under which it recognizes as expense over the vesting period the fair value of all stock-based awards on the date of grant. See Note 6 to the Financial Statements.

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

     The following table sets forth certain operating information with respect to the oil and gas operations of the Company.

                                                                       Years Ended December 31,
                                                               ---------------------------------------
                                                                   1997          1998          1999
                                                               -----------   -----------   -----------

Net production:
         Gas (MMcf)                                                 27,940        25,390         8,247
         Oil (MBbls)                                                 3,078         2,353           812
         Total (MMcfe)                                              46,408        39,511        13,119

Net sales data (in thousands):
         Gas                                                   $    64,770   $    54,171   $    18,430
         Oil                                                   $    60,369   $    37,846   $    12,570
         Total                                                 $   125,139   $    92,017   $    31,000

Average sales price (1):
         Gas (per Mcf)                                         $      2.32   $      2.13   $      2.23
         Oil (per Bbl)                                         $     19.61   $     16.08   $     15.48
         Total (per Mcfe)                                      $      2.70   $      2.33   $      2.36

Average costs (per Mcfe):
         Lease operating expenses                              $      0.25   $      0.38   $      0.54
         General, administrative and other expenses            $      0.13   $      0.20   $      0.40


(1)      Includes effects of hedging activities.

RESULTS OF OPERATIONS


1999 COMPARED TO 1998

     General. The Company participated in ten wells during the year ended December 31, 1999, of which two have been completed and brought into production, six are awaiting installation of facilities and pipelines in order to commence production, one was a dry hole and one was abandoned. Production in 1999 of 13.1 Bcfe was 67% less than 1998 (29% due to the asset sale to Apache, 38% due to natural decline).

     Oil and Gas Revenues. Oil and gas revenues for 1999 were $31 million, a decrease of $61.0 million, or 66% below 1998 revenues of $92 million. A 65% decrease in oil production (34% related to the Apache asset sale, 31% due to natural decline) coupled with a 4% decrease in oil prices combined to account for $25 million of the decrease. A 68% decrease in gas production (27% related to the asset sale to Apache, 41% due to natural decline) partially offset by a 5% increase in the gas price accounted for the remaining $36 million of the decrease.

     The average realized gas price in 1999 was $2.23 per Mcf, or 7% above the $2.09 per Mcf average gas price before hedging. In the same period, the average realized oil price was $15.48 per Bbl, or 7% below the $16.57 per Bbl average oil price before hedging. In 1998 the average realized gas price was $2.13 per Mcf, or 2% above the $2.08 per Mcf price average gas price before hedging. In the same period the average realized oil price was $16.08 per Bbl, or 20% above the $13.36 per Bbl average oil price before hedging. Hedging activities resulted in a $0.3 million increase in revenues for 1999 compared to a $7.7 million increase in 1998.

     Lease Operating Expenses (including production taxes). Lease operating expenses in 1999 were $7.0 million, a decrease of $8.0 million, or 53%, from $15.0 million in 1998. The decrease was attributable to the asset sale. Due to lower production, the per unit rate increased from $0.38 per Mcfe in 1998 to $0.54 per Mcfe in 1999.

     Depletion, Depreciation and Amortization ("DD&A"). DD&A expense decreased $36.3 million, or 63%, from $57.6 million in 1998 to $21.3 million in 1999. The decrease is due to lower production offset by an increase in the unit rate. The average rate per unit increased from $1.46 to $1.62 per Mcfe due to Ryder Scott Company, L.P., downward reserve revisions in the fourth quarter. The unit DD&A rate increased to $1.83 per Mcfe in the fourth quarter compared to an average rate of $1.56 for the preceding three quarters.

     Exploration Expenditures and Dry Hole Costs. The Company uses the successful efforts method to account for oil and gas exploration, evaluation and development expenditures. Under this method in 1999 $2.8 million was expensed as incurred for dry hole costs and abandonments, and $2.8 million was expensed for seismic, geological and geophysical expenditures. In 1998 the comparative expense was $27.5 million for dry hole costs and $7.4 million for seismic, geological and geophysical expenditures.

     Impairments. A non-cash charge of $7.5 million reflecting an adjustment to the carrying value of three of the Company's oil and gas properties was taken in 1999. A non-cash charge of $72.9 million reflecting the impact of lower oil and gas prices on the carrying value of the Company's oil and gas properties was taken in 1998.

     General and Administrative Expense. General and administrative expense decreased $2.6 million, or 33%, to $5.3 million in 1999 from $7.9 million in 1998. Contributing to this decrease are costs associated with staff downsizing following the sale of a 50% working interest in certain properties to Apache. On a per Mcfe basis the rate increased 100% from $0.20 to $0.40 due to decreased production.

     Interest Expense. Interest expense in 1999 increased $1.8 million, or 15%, to $13.5 million from $11.7 million in 1998 due to no capitalized interest in 1999.

     Net Loss. As a result of the conditions noted above, a net loss of $29.5 million was recorded for 1999, a decrease of $61.8 million over the loss of $91.3 million for 1998.


1998 COMPARED TO 1997

     General. The Company drilled and/or sidetracked eight wells during the year ended December 31, 1998, of which three have been brought into production, two encountered mechanical difficulties and were suspended pending further evaluation at December 31, 1998, and three were plugged and abandoned. Production in 1998 of 39.5 Bcfe was 15% less than 1997 due to natural decline and disappointing drilling results.

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

     The average realized gas price in 1998 was $2.13 per Mcf, or 2% above the $2.08 per Mcf average gas price before hedging. In the same period, the average realized oil price was $16.08 per Bbl, or 20% above the $13.36 per Bbl average oil price before hedging. In 1997 the average realized gas price was $2.32 per Mcf, or 8% below the $2.53 per Mcf average gas price before hedging. In the same period the average realized oil price was $19.61 per Bbl, or 3% above the $19.10 per Bbl average oil price before hedging. Hedging activities resulted in a $7.7 million increase in revenues for 1998 compared to a $4.4 million decrease in 1997.

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

     Depletion, Depreciation and Amortization ("DD&A"). DD&A expense decreased $6.3 million, or 10%, from $63.9 million in 1997 to $57.6 million in 1998. Lower production accounted for a decrease of $9.5 million partially offset by an increase in the average rate per unit from $1.38 to $1.46 per Mcfe. The increase in the unit rate was due to increased costs of drilling goods and services, platform and facilities construction and transportation services in the industry. Lower commodity prices caused Ryder Scott Company, L.P., downward reserve revisions in the fourth quarter and the unit DD&A rate increased to $1.80 per Mcfe in that quarter compared to an average rate of $1.36 for the preceding three quarters.

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

     Impairments. A non-cash charge of $72.9 million reflecting the impact of lower oil and gas prices on the carrying value of the Company's oil and gas properties was taken in 1998. There were no impairments recorded in 1997.

     General and Administrative Expense. General and administrative expense increased $1.9 million, or 32%, to $7.9 million in 1998 from $6.0 million in 1997. Contributing to this increase are costs associated with increased activity and the sale of a 50% working interest in certain properties to Apache which resulted in severance charges of $422,000 related to employee terminations. On a per Mcfe basis the rate increased 54% from $0.13 to $0.20 due to the costs noted above and decreased production.

     Interest Expense. Interest expense in 1998 increased $4.1 million, or 54%, to $11.7 million from $7.6 million in 1997 due to increased borrowings under the bank credit facility.

     Net Loss. As a result of the conditions noted above, a net loss of $91.3 million was recorded for 1998, a decrease of $104.4 million from the earnings of $13.1 million for 1997.


LIQUIDITY AND CAPITAL RESOURCES

     In 1999, the Company experienced liquidity problems. On October 29, 1999, in order to preserve available cash, the Company elected not to pay $3.2 million due to the Banks under the Chase Credit Facility. This caused a default under the Chase Credit Facility and a cross default under the Indenture. On January 18, 2000 the Company refinanced the Chase Credit Facility through a new $30 million revolving credit facility with Foothill. The Foothill Credit Facility has lessened the severity of the Company's liquidity problem in the near term, but the Company still has inadequate capital resources to service its debt and meet anticipated capital requirements necessary to maintain and grow its business. At March 22, 2000, the Company's borrowing base was $29.3 million. After subtracting borrowings and letters of credit issued under the Foothill Credit Facility to secure hedging obligations, the Company had $15.3 million available for additional borrowing at March 22, 2000.

     As a consequence of the October 29, 1999 default on the Chase Credit Facility, and the cross default under the Indenture, the Indenture trustee or the holders of $25 million or more of the 9 1/2% Notes can elect to accelerate the entire debt that is due to them, which is $100 million, and to commence collection proceedings. The semi-annual interest payment under the Indenture in the amount of $4.75 million that was due on December 15, 1999 was not paid, and given the Company's current liquidity position and prohibitions in the Foothill Credit Facility on the payment of interest due under the Indenture, it is unlikely the Company will make this payment. The Company has commenced discussions with the holders of the 9 1/2% Notes regarding alternative solutions to its financial situation. There can be no assurance that discussions with these holders will result in a satisfactory proposal in respect of the 9 1/2% Notes, or the holders or trustee of the 9 1/2% Notes will not commence collection proceedings against the Company. Whether or not a satisfactory resolution can be reached, it is likely that the Company will need to seek protection under Chapter 11 of the United States Bankruptcy Code.

     The Company would incur material non-recourse financial penalties under its joint venture agreements if because of liquidity problems it were unable to participate in operations proposed by its joint venture partners.


Cash Flow

     The following table represents cash flow data for the Company for the periods indicated.

                                                                              Years Ended December 31,
                                                                      --------------------------------------
                                                                          1997          1998         1999
                                                                      ------------   ----------   ----------
                                                                                   (in thousands)
CASH FLOW DATA:

         Net cash provided by operating activities                    $    92,401    $   54,711   $   11,137
         Net cash (used in) provided by investing activities             (145,093)     (135,118)      57,871
         Net cash provided by (used in) financing activities               59,781        74,000      (66,125)

     The decrease in cash provided by operating activities from 1998 to 1999 was due to the sale to Apache of a 50% working interest in certain oil and gas properties coupled with natural decline in production. The decrease in cash provided by operating activities from 1997 to 1998 was due to lower oil and gas production coupled with lower prices. Before changes in operating assets and liabilities, cash flow from operations was $2.7 million in 1999, $51.4 million in 1998 and $93.7 million in 1997.

     The cash provided by investing activities in 1999 was due to the receipt of proceeds from the sale of a 50% working interest in certain assets to Apache. In response to lower commodity prices and earlier disappointing drilling results, the Company deferred certain of its exploration program in 1998. As a result, cash used in investing activities in 1998 was below that of 1997.

     The cash used in financing activities in 1999 reflects the proceeds from the Apache sale being utilized to repay the Chase Credit Facility. In 1998, cash provided by financing activities consisted entirely of borrowings under the Chase Credit Facility. The cash provided by financing activities in 1997 consisted of proceeds from the 9 1/2% Note issue in June 1997 (described below) a portion of which was used to repay outstanding borrowings under the Chase Credit Facility.


Capital Expenditures and Commitments

     In response to changing market conditions and restricted capital availability, in 1999 the Company took a more risk averse approach to its exploration and development program resulting in a much lower capital budget than previous years. During 1999, the Company signed participation agreements over certain exploration leases with Coastal Oil & Gas USA., L.P. ("Coastal") and LLOG Exploration Inc ("LLOG"). Under the terms of the participation agreements the Company recovered $3.4 million in leasehold costs. In addition, Coastal and LLOG were required to pay a disproportionate share of the drilling costs of the initial test wells on the leases to earn their respective working interests.

     During 1999, the Company spent $19 million in capital and exploration expenditures. In the comparable periods in 1998 and 1997 the Company spent $125 million and $155 million, respectively. During the 1999 year, the Company was a successful bidder on 4 leases at the Central and Western Gulf of Mexico federal lease sales and paid $2.7 million for award of the leases. In addition the Company was awarded a Texas State lease for $126,875 as successful bidder at the State of Texas lease sale in October 1999.

     Given the uncertainties arising from the Company's negotiations with the holders of the 9 1/2% Notes on the restructure of this debt, the Company has not formulated a capital expenditure program for 2000. The Company does intend to participate in certain exploration and development activities that it expects its joint venture partners to propose during the year. However, if liquidity problems restrict the Company from participating in operations proposed by its joint venture partners, the Company would incur substantial non-recourse penalties under its joint venture agreements. These penalties would not create liabilities to the Company but would require the forfeiture of certain mineral interests and of the revenues associated with those mineral interests until the penalties were recouped by the joint venture partners.



Senior Secured Bank Loans

     In April 1996, the Company entered into the Chase Credit Facility. Under the Chase Credit Facility, $3.2 million in principal was due on October 29, 1999. Of this amount, $2.075 million resulted from the required repayment of principal with respect to a borrowing base redetermination on July 30, 1999, and $1.125 million was a regularly scheduled quarterly installment payment. The Company did not make the payment, which created a default under the Chase Credit Facility.

     Subsequent to year end, the Company completed a refinancing of its Chase Credit Facility with a $30 million revolving credit facility with Foothill. Outstanding borrowings accrue interest at the prime rate plus a margin of 2.5% per annum. The Company is also required to pay an unused line fee of 0.5% of the unused line available for borrowing, a $10,000 per month service charge and certain other fees and expenses. The Company has paid all interest that is presently due. Borrowings under the Foothill Credit Facility were $10.9 million at March 22, 2000.

     The Foothill Credit Facility is secured by a lien on all of the Company's assets and contains financial covenants that require the Company to maintain the sum of net income plus interest expense, plus income tax expense, plus depreciation and amortization expense at no less than the following:

                                  Period                                              Amount
------------------------------------------------------------------------           ------------
Three months ending March 31, 2000                                                 $  1,900,000

Six months ending June 30, 2000                                                    $  6,700,000

Nine months ending September 30, 2000                                              $ 12,000,000

Twelve months ending December 31 2000                                              $ 16,500,000
   and the twelve month period ending each March 31, June 30, September
   30 and December 31 thereafter

     In addition, the Foothill Credit Facility limits the amount that the Company can spend on capital expenditures and development expenditures. The Company was in compliance with all financial covenants under the Foothill Credit Facility at February 29, 2000.

     The Company's ability to borrow under the Foothill Credit Facility is dependent upon the reserve value of its oil and gas properties, as determined monthly by Foothill. If the reserve value of the Company's borrowing base declines, the amount available to the Company under the Foothill Credit Facility will be reduced and, to the extent that the borrowing base is less than the amount then outstanding (including letters of credit) under the Foothill Credit Facility, the Company will be obligated to repay such excess amount immediately upon receipt of notice from Foothill. Additionally, Foothill also has broad discretion to place reserves against the borrowing base. At March 22, 2000, the Company's borrowing base was $29.3 million. After subtracting borrowings and letters of credit issued under the Foothill Credit Facility to secure hedging obligations, the Company had $15.3 million available for additional borrowing at March 22, 2000.

Public Senior Subordinated Indebtedness

     In June 1997 the Company issued $100 million of 9 1/2% Notes. The principal is due in a lump sum in June 2007. The 9 1/2% Notes were issued at a discount with a yield to maturity of 9.56% per annum. Interest at the rate of 9.5% per annum is payable semiannually on June 15 and December 15 of each year. The net proceeds from the offering of the Notes were approximately $96.4 million. The Company used a portion of the net proceeds to repay borrowings under the Chase Credit Facility. The remainder of the net proceeds was used to provide working capital for the Company and to fund further exploration and development of its oil and gas properties, the acquisition of lease blocks and other general corporate purposes.

     The Company engaged a financial advisor in October 1999 to assist with the restructure of its 9 1/2% Notes due 2007. The Company did not make the interest payment due on the 9 1/2% Notes at December 15, 1999, and is in default under the Indenture governing the 9 1/2% Notes. The Company began discussions with a subcommittee of holders of the 9 1/2% Notes on January 18, 2000 to restructure the indebtedness due under the 9 1/2% Notes. While the Company is hopeful that a solution acceptable to both the holders of the 9 1/2% Notes and the Company can be reached, there can be no assurance that the Company will be able to reach agreement on these proposals. Whether or not an acceptable agreement is reached, it is likely that the Company will need to seek protection under the United States Bankruptcy Code. The Company does not intend to make any further public comments about the restructuring process until either agreement on a solution is reached with the holders of the 9 1/2% Notes or it becomes apparent that no such agreement can be reached.


Subordinate Loans from Parent

     Petsec Energy Ltd made an initial cash investment of $11.4 million in the Company and subsequently increased this investment with advances of $18.5 million from an Australian offering of Ordinary Shares in September 1995 and $31.0 million out of the net proceeds from a U.S. offering of ADRs in July 1996.

     Funds advanced by the Parent historically have been provided substantially in the form of subordinated loans denominated in Australian and US dollars. These loans are subordinated to the payment of both the Foothill Credit Facility and the 9 1/2% Notes. At December 31, 1999, the US dollar loans bear interest at 7.08% and in the case of Australian dollar borrowings, 6.48%. However the Foothill Credit Facility currently restricts the payment of interest on the subordinated loans to the Parent, and the biannual interest payment normally paid in January was not paid in January 2000. The loans from the Parent do not have mandatory principal payments due until December 31, 2007. Any payments or distributions made by the Company to its Parent have been for reimbursement of direct expenses incurred in connection with the Company's operations and interest under the subordinated loans. The Parent has no commitments to make any further advances to the Company.


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

     For the year ended December 31, 1999, hedging activities increased revenues by $0.3 million. For the year ended December 31, 1998, hedging activities increased revenues by $7.7 million. For the year ended December 31, 1997, hedging activities reduced revenues by $4.4 million.

YEAR 2000

     As of the date of this report, the Company has not experienced any significant disruptions in its operations during the transition into the Year 2000 ("Y2K"). In the third quarter of 1999, the Company announced that it had completed its assessment of Y2K risks and that it had formulated contingency plans to mitigate potential adverse effects which might have arisen from noncompliant systems or third parties who had not adequately addressed the Y2K issue. To date, the Company has not incurred any significant costs related to Y2K issues. The Company will continue to monitor its operations and systems and address any date-related problems that may arise as the year progresses.


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


FORWARD-LOOKING STATEMENTS

     This Annual Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report, including without limitation statements under "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1 -- Business" regarding the planned capital expenditures, oil and gas production, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous risks and uncertainties that can affect the outcome of certain events including many factors beyond the control of the Company. These factors include but are not limited to the matters that are described below. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.


     ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The Company is exposed to market risk from adverse changes in commodity prices and interest rates as discussed below.

     Commodity Price Risk. The Company produces and sells natural gas and crude oil. As a result, the Company's financial results can be significantly affected as these commodity prices fluctuate widely in response to changing market forces. The Company has made use of derivative financial instruments such as forward swap contracts and collars as a hedging strategy to manage commodity prices associated with oil and gas sales and to reduce the impact of commodity price fluctuations. The Company used the hedge or deferral method of accounting for these instruments and, as a result, gains and losses on commodity derivative financial instruments were generally offset by similar changes in the realized prices of the commodities. See Note 11 to the Financial Statements.

     The Company uses a sensitivity analysis technique to evaluate the hypothetical effect that changes in the market value of crude oil and natural gas may have on the fair value of the Company's derivative instruments. At December 31, 1999, the potential change in the fair value of commodity derivative instruments assuming a 10 percent adverse movement in the underlying commodity price is a $1.4 million increase in the deferred cost at December 31, 1999.

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

     Therefore, the Company's exposure to changes in interest rates primarily results from its long-term debt with both fixed and floating interest rates. The following table presents principal amounts (stated in thousands) and related average interest rates by year for the Company's debt obligations at December 31, 1999:

                                         2000           2001       2002       2003        2004     THEREAFTER    TOTAL    FAIR VALUE
                                       ---------     ---------   ---------  ---------   ---------  ----------  ---------  ----------
Long-term debt, including
 current maturities
    Variable rates - bank(1)             7,875          --          --          --          --          --       7,875       7,875
    Average interest  rates                8.2%         --          --          --          --          --         8.2%
    Variable rates - shareholder loan       --          --          --          --          --      37,330      37,330         N/A
    Average interest  rates                7.0%        7.0%        7.0%        7.0%        7.0%        7.0%        7.0%

    Fixed  rates(2)                    100,000          --          --          --          --          --     100,000      45,000
    Average interest  rates                9.5%         --          --          --          --          --         9.5%


     If market interest rates average 1% higher or lower in 2000 than in 1999, interest expense on variable rate debt would increase (decrease), and loss before income taxes would increase (decrease) by approximately $0.5 million based on the total variable rate debt outstanding at December 31, 1999.

(1) Amount subsequently refinanced - See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -"Liquidity and Capital Resources."

(2) Amount contractually due in 2007, however, the 9 1/2 % Notes are in default at December 31, 1999.- See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -"Liquidity and Capital Resources."


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

Name                                 Age      Position
----                                 ---      --------

Terrence N. Fern                     52       Chairman of the Board and Chief Executive Officer and President

Maynard V. Smith                     49       General Manager--Exploration and Production

Ross A. Keogh                        40       Director, Vice-President--Chief Financial Officer and Treasurer

James E. Slatten  III                41       Director, Vice-President--Land and Legal and Secretary

John T. Bellatti                     42       Vice-President--Exploration and Chief Geophysicist

William R. Sack                      38       Vice-President--Exploration and Joint Ventures

Howard H. Wilson, Jr.                41       Vice-President--Operations

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

     MAYNARD V. SMITH has served as General Manager--Exploration and Production since 1990. Mr. Smith has over 20 years of oil and gas exploration experience and has served in various technical and executive positions with Gulf Oil Corporation, Tenneco Oil Company, Natomas Oil Company, and Barcoo Petroleum Company in the United States, Australia and Southeast Asia. Mr. Smith holds a Bachelor of Science degree in Geology from the California State University at San Diego.

     ROSS A. KEOGH has served as Treasurer of the Company since 1990 and has 20 years experience in the oil and gas industry. Between 1979 and 1989, Mr. Keogh worked in the financial accounting and budgeting divisions of Total Oil Company and as Joint Venture Administrator for Bridge Oil Limited in Australia. Mr. Keogh holds a Bachelor of Economics degree, with a major in Accounting, from Macquarie University in Sydney. Mr. Keogh was appointed a Director in March 1998 and Chief Financial Officer in November 1998. Mr. Keogh is also Chief Financial Officer of the Parent.

     JAMES E. SLATTEN III who joined the Company in January 1998 is Vice-President--Land and Legal. He has over 16 years experience in corporate and energy law. Prior to joining the Company he was a partner in the Louisiana law firm of Gordon, Arata, McCollam & Duplantis. Mr. Slatten holds a Bachelor of Arts degree in political science and economics from the University of Southwestern Louisiana and post-graduate degrees in law (J.D.) and business management (M.H.A.) from Tulane University. Mr. Slatten was appointed Director and Secretary in March 1998.

     JOHN T. BELLATTI is Vice President--Exploration and Chief Geophysicist of the Company. He joined the Company in January 1996. Mr. Bellatti worked for Shell Oil Co. between 1981 and 1995 in various technical and supervisory positions in the Michigan Basin and the shallow water Gulf of Mexico. He holds a Bachelor of Arts degree in Physics from Hanover College, a Master of Science degree in Geophysics from the Colorado School of Mines and a Master of Business Administration in Finance from the University of Houston.

     WILLIAM R. SACK is Vice President--Exploration and Joint Ventures for the Company. Mr. Sack joined the Company in January 1996. Between 1988 and 1996 Mr. Sack held various technical and supervisory positions with Shell Offshore Inc., involving exploration, development and business activities. Mr. Sack holds a Bachelor of Science degree in Earth Science and Physics from St. Cloud State University (MN), a Master of Science degree in Geology from Michigan State University, and a Master's degree in Business Administration from Tulane University.

     HOWARD H. WILSON, JR. has served as Vice President--Operations of the Company since 1993. Between 1981 and 1993, Mr. Wilson held various technical and managerial positions with Placid Oil Company and Nerco Oil and Gas, Inc. involving onshore and offshore oil and gas fields in Louisiana, Mississippi and Texas. Mr. Wilson holds a Bachelor of Science degree in Petroleum Engineering from the Louisiana Polytechnic Institute.




                        ITEM 11 - EXECUTIVE COMPENSATION



COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth certain information for the three years ended December 31, 1999 with respect to the Chief Executive Officer of the Company and the four other most highly compensated Executive Officers (collectively, the "Named Executive Officers"). The Company has entered into employment agreements with certain management and technical personnel.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM
                                                                                   COMPENSATION
                                                 ANNUAL COMPENSATION                   AWARDS
                                        ---------------------------------------------------------
                                                                                     SECURITIES
               NAME                                              OTHER ANNUAL        UNDERLYING         ALL OTHER
          AND PRINCIPAL                      SALARY    BONUS     COMPENSATION         OPTIONS/        COMPENSATION
             POSITION            YEAR         ($)       ($)        ($) (2)            SARS (3)             ($)
-------------------------------  ----       -------    ------    ------------        ----------       ------------

Terrence N. Fern (1) ..........  1999             0         0                0                0                  0
  Chairman of the Board,         1998             0         0                0                0                  0
  Chief Executive Officer        1997             0         0                0                0                  0
  and President

Ross A. Keogh .................  1999       172,114    20,000                0          450,000                  0
  Director, Vice President,      1998       154,066         0                0                0                  0
  Chief Financial Officer        1997       134,500         0                0                0                  0
  and Treasurer

Howard H. Wilson, Jr...........  1999       171,736    14,000                0          375,000                  0
  Vice President--Operations     1998       165,078         0                0                0                  0
                                 1997       150,000    32,007                0                0                  0

John T. Bellatti...............  1999       157,733    23,500                0          450,000                  0
  Vice President--Exploration    1998       151,865         0                0                0                  0
  and Chief Geophysicist         1997       131,150    23,847                0                0                  0

William R. Sack................  1999       157,430    23,500                0          450,000                  0
  Vice President(Exploration     1998       151,593         0                0                0                  0
  and Joint Ventures             1997       131,150    23,717           28,334                0                  0


(1) Mr. Fern receives no compensation from the Company. A company controlled by Mr. Fern's family provides management services to the Parent. The cost of the services provided was $298,000, $437,000 and $290,000 in 1999, 1998 and
     1997, respectively.
(2) "Other Annual Compensation" includes payments to Mr. Sack of $28,334 for relocation costs.
(3)  Options issued are in respect of ordinary shares in the Parent.


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

     The Share Plan provides for the issue of Ordinary Shares to employees and directors at prevailing market prices. Purchases pursuant to the Share Plan are financed by interest-free loans from the Parent, subject to certain conditions set by the Remuneration Committee. Grants are subject to a minimum six-month vesting term and the vesting may also be contingent upon the market price of the Ordinary Shares on the Australian Stock Exchange ("ASX") achieving certain benchmarks. After the vesting of such shares, the grantee may either repay the Parent loan or sell such shares and retain the difference. As of December 31, 1999, all employees and directors of the Company, in the aggregate, owned 1,525,000 Ordinary Shares subject to the terms of this Plan.

     The Option Plan provides for the issue of options to purchase Ordinary Shares to employees and directors at prevailing market prices and subject to certain conditions set by the Remuneration Committee. Grants are subject to a minimum six-month vesting term and the vesting may also be contingent upon the market price on the ASX of the Ordinary Shares achieving certain benchmarks. Options granted under the Option Plan expire five years from the date of grant. As of December 31, 1999, all directors and employees of the Company, in the aggregate, held options to purchase an aggregate of 2,624,500 Ordinary Shares pursuant to the Option Plan.


STOCK OPTION GRANTS AND EXERCISES

     The following table sets forth the stock options granted by the Parent to the Named Executive Officers of the Company in 1999.

                OPTIONS GRANTED BY PARENT IN THE LAST FISCAL YEAR

                                           % OF
                                          TOTAL
                           NUMBER OF     OPTIONS
                           ORDINARY     GRANTED TO                                         POTENTIAL REALIZABLE VALUE
                            SHARES      EMPLOYEES      EXERCISE                             AT ASSUMED ANNUAL RATES OF
                          UNDERLYING     IN 1999       OR BASE                              STOCK PRICE APPRECIATION
                            OPTIONS       FISCAL        PRICE            EXPIRATION         FOR OPTION TERM (1)(2)(3)
NAME                      GRANTED (#)      YEAR       ($/SH) (1)            DATE           0%        5%             10%
----                      -----------     ------      ----------       --------------      --        --             ---
Terrence N. Fern                 --
Ross A. Keogh               450,000        16.2%       A$0.41          April 18, 2004      --      A$49,500      A$540,000
Howard H. Wilson, Jr.       375,000        13.5%       A$0.41          April 18, 2004      --      A$41,250      A$450,000
John T. Bellatti            450,000        16.2%       A$0.41          April 18, 2004      --      A$49,500      A$540,000
William R. Sack             450,000        16.2%       A$0.41          April 18, 2004      --      A$49,500      A$540,000

(1) The exercise prices and the potential realizable value for the options are in Australian dollars ("A$"), being the currency of the ordinary shares subject to the options. The exchange rate on March 24, 2000 was US$0.6064=A$1.00, based on the noon buying rate in New York City for cable transfers in Australian dollars as certified for customs purposes by the Federal Reserve Bank of New York.

(2) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the Parent's future Ordinary Share prices. These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Ordinary Shares and overall stock market conditions. The amounts reflected in this table may not necessarily be achieved.

(3) The options in this table are subject to vesting periods of one, two or three year periods. Options with one year vesting are only exercisable if the market price of the Parent's ordinary shares is at least A$0.50, those options with two year vesting are only exercisable if the market price of the Parent's ordinary shares is at least A$0.60 and those with three year vesting are only exercisable if the market price of the Parent's ordinary shares is at least A$0.70. The potentially realizable values reflect the fact that the options have no value unless these targets are reached.


     The following table sets forth the aggregated option exercises by each of the Named Executive Officers during the year ended December 31, 1999.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTIONS VALUE


                                                                  NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                                      UNDERLYING                IN-THE-MONEY
                                                                      UNEXERCISED                OPTIONS AT
                                                                      OPTIONS AT               FISCAL YEAR-END
                                  SHARES           VALUE            FISCAL YEAR-END                  ($)
                               ACQUIRED ON        REALIZED            EXERCISABLE/               EXERCISABLE/
         Name                  EXERCISE (#)         ($)              UNEXERCISABLE              UNEXERCISABLE
         ----                  ------------      ----------       --------------------       --------------------

Terrence N. Fern                   --            $     --              --/--                       --/--
Ross A. Keogh                      --            $     --              --/450,000                  --/--
Howard H. Wilson, Jr.              --            $     --              --/375,000                  --/--
John T. Bellatti                   --            $     --              --/450,000                  --/--
William R. Sack                    --            $     --              --/450,000                  --/--

COMPENSATION OF DIRECTORS

     Anthony J. Walton resigned as a director of the Company on December 15, 1998. Mr. Walton was not paid any director's fees in 1998. In 1997, Mr. Walton was paid $20,000 for services as a director pursuant to an arrangement whereby Mr. Walton provided financial advice to the Company. There were no other arrangements pursuant to which directors of the Company received compensation for their services as directors in 1999, 1998 or 1997.


EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Effective May 1, 1999, John T. Bellatti, Ross A. Keogh, William R. Sack, James E. Slatten, and Howard H. Wilson entered into new employment agreements with the Company. The agreements provide that they receive a base salary which is reviewed annually, and are entitled to participate in any incentive compensation programs established by the Parent for the Company's executive officers. In addition should these employees be terminated without cause or certain material conditions of their employment be altered, they are entitled to receive a severance benefit equal to between two and three years' base salary due under their contracts net of any benefit received under the Petsec Energy Inc. Year 2000 Severance Plan described below.

     Effective December 31, 1999 the Petsec Energy Inc. Year 2000 Severance Plan was adopted whereby under certain conditions the employees of the Company are entitled to receive a severance benefit if they are terminated without cause or certain material conditions of their employment are altered prior to January 1, 2001. The severance benefit is an amount equal to base salary for three months plus three weeks per year of service.

    ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The Common Stock of the Company is owned by Petsec USA Inc. which is a wholly owned subsidiary of the ultimate Parent Company, Petsec Energy Ltd. See "Notes to Financial Statements Note 1(a) Description of Business" on page 44.


            ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has historically been financed in part with borrowings from its immediate parent company, Petsec (U.S.A.), Inc., which is a wholly-owned subsidiary of Petsec Energy Ltd. Outstanding borrowings (the "Subordinated Shareholder Loan") are made by the Company under a subordinated note (the "Subordinated Shareholder Note") in either or both U.S. or Australian dollars, which effective as of June 1, 1997 bears interest at market rates, currently LIBOR plus 1.5% or, in the case of Australian dollar borrowings, the Australian bank bill rate plus 1.5%. The Subordinated Shareholder Note provides that the Subordinated Shareholder Loan (i) is subordinated in right of payment to all present and future Indebtedness of the Company for borrowed money and (ii) not subject to any mandatory principal or sinking fund payment, or mandatory repurchase obligation, until 91 days following the final Stated Maturity of the Senior Subordinated Notes due 2007. The Company has agreed not to modify these two terms of the Subordinated Shareholder Loan until all outstanding Notes have been paid in full, retired or acquired in their entirety by Affiliates of the Company. As of December 31, 1999, the amount of Subordinated Shareholder Loan outstanding was $37.3 million.

     One executive, Maynard Smith, owns overriding royalty interests on certain leases held by the Company, which were issued prior to July 1994 as incentives. As of July 1994, the granting of overriding royalty interests as an incentive was replaced by grants under the Parent's Option Plan.


                                     PART IV



   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a).    FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


Independent  Auditors'  Report ........................................................................ 40
Balance Sheets as of December 31, 1998, and 1999  ..................................................... 41
Statements of Operations and Retained Earnings (Deficit) for the years ended
  December 31, 1997, 1998 and 1999 .................................................................... 42
Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999 ......................... 43
Notes to  Financial  Statements ....................................................................... 44

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Petsec Energy Inc.


We have audited the accompanying balance sheets of Petsec Energy Inc. as of December 31, 1999 and 1998, and the related statements of operations and retained earnings (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on the results of our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

In our opinion, the 1998 and 1997 financial statements referred to above present fairly, in all material respects, the financial position of Petsec Energy Inc. as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Petsec Energy Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations and has net capital deficiencies. During 1999, the Company defaulted on its $100 million Senior Subordinated Notes due 2007 through the non-payment of interest obligations. At December 31, 1999, these circumstances raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The 1999 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of the significance of the uncertainty discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on the accompanying 1999 financial statements.



                                                                       KPMG LLP


New Orleans, Louisiana
February 25, 2000

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD

                                 BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                     ASSETS
                                                                          DECEMBER 31,
                                                                       1998           1999
                                                                   ------------   ------------
Current Assets
   Cash                                                            $      1,024   $      3,907
   Accounts receivable                                                    8,279          3,980
   Other receivables                                                      4,626             31
   Inventories of crude oil                                                  45             45
   Prepaid expenses                                                         274          1,363
   Assets held for sale                                                  68,300             --
                                                                   ------------   ------------

            Total Current Assets                                         82,548          9,326
                                                                   ------------   ------------

Property, plant and equipment - at cost under the successful
   efforts method of accounting for oil and gas properties               99,802         81,587

Other Assets                                                              2,682          2,595
                                                                   ------------   ------------

            Total Assets                                           $    185,032   $     93,508
                                                                   ============   ============

                      LIABILITIES AND SHAREHOLDER'S DEFICIT

Current Liabilities:
   Trade accounts payable                                                 8,572          2,531
   Interest payable                                                       2,214          6,497
   Other accrued liabilities                                              3,381          8,011
   Bank credit facility                                                  67,250          7,875
   Senior Subordinated notes (due 2007, in default)                          --         99,684
                                                                   ------------   ------------

            Total Current Liabilities                                    81,417        124,598

Senior Subordinated notes                                                99,656             --
Bank credit facility                                                      6,750             --
Subordinated shareholder loan                                            36,792         37,330
Provision for dismantlement                                               2,488          2,893
                                                                   ------------   ------------

            Total Liabilities                                      $    227,103   $    164,821
                                                                   ------------   ------------

Shareholder's Deficit:
  Common stock, $1 par value; authorized 1,000,000 shares;
       issued and outstanding 1 share                                        --             --
  Additional paid-in-capital                                             21,572         21,818
  Accumulated deficit                                                   (63,643)       (93,131)
                                                                   ------------   ------------

            Total Shareholder's Deficit                                 (42,071)       (71,313)
                                                                   ------------   ------------

                                                                   $    185,032   $     93,508
                                                                   ============   ============

                 See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD

            STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)
                             (Dollars in thousands)


                                                                       YEARS ENDED DECEMBER 31,

                                                                  1997           1998           1999
                                                              ------------   ------------   ------------

Revenue:
   Oil and gas sales                                          $    125,139   $     92,017   $     31,000

Operating expenses:
   Lease operating expenses                                         10,825         14,379          6,808
   Production taxes                                                    702            610            237
   Exploration expenditures                                          7,328          7,427          2,750
   Dry hole costs and abandonments                                  10,454         27,503          2,840
   Impairments                                                          --         72,916          7,480
   General and administrative                                        6,054          7,868          5,287
   Stock compensation                                                  905            591            246
   Depletion, depreciation and amortization                         63,864         57,576         21,261
                                                              ------------   ------------   ------------

Total operating expenses                                           100,132        188,870         46,909
                                                              ------------   ------------   ------------

Income (loss) from operations                                       25,007        (96,853)       (15,909)

Other income (expenses):
   Interest expense                                                 (7,586)       (11,721)       (13,517)
   Interest income                                                     871            302            260
   Other, principally foreign exchange gain (loss)                   1,418            517           (322)
                                                              ------------   ------------   ------------

                                                                    (5,297)       (10,902)       (13,579)
                                                              ------------   ------------   ------------


Income (loss) before income taxes                                   19,710       (107,755)       (29,488)

Income taxes                                                        (6,610)        16,458             --
                                                              ------------   ------------   ------------

Net income (loss)                                                   13,100        (91,297)       (29,488)

Retained earnings (deficit) at beginning of period                  14,554         27,654        (63,643)
                                                              ------------   ------------   ------------

Retained earnings (deficit) at end of period                  $     27,654   $    (63,643)  $    (93,131)
                                                              ============   ============   ============



                 See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD

                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                        YEARS ENDED
                                                                                        DECEMBER 31,

                                                                            1997           1998          1999
                                                                        ------------   ------------   ------------

Cash flows from operating activities:
Net income (loss)                                                       $     13,100   $    (91,297)  $    (29,488)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depletion, depreciation and amortization                                   63,864         57,576         21,261
   Deferred income taxes                                                       6,610        (16,458)            --
   Dry hole costs and abandonments                                            10,454         27,503          2,840
   Impairments                                                                    --         72,916          7,480
   Other                                                                        (323)         1,112            570
   Changes in operating assets and liabilities:
      Decrease (increase) in receivables                                      (2,123)         5,699          4,299
      Decrease (increase) in inventories                                           2             (2)            --
      Increase in prepayments                                                    (90)           (16)        (1,089)
      Decrease (increase) in other receivables                                    21         (4,546)         4,595
      Increase (decrease) in trade accounts payable                           (1,494)           755         (3,588)
      Increase (decrease) in other accrued liabilities                           862            975            (26)
      Increase in interest payable                                             1,518            494          4,283
                                                                        ------------   ------------   ------------

            Net cash provided by operating activities                         92,401         54,711         11,137
                                                                        ------------   ------------   ------------

Cash flows from investing activities:
   Proceeds from sale of oil and gas properties                                   --             --         71,730
   Lease acquisitions                                                         (8,074)        (8,771)        (2,271)
   Exploration and development expenditures                                 (136,561)      (125,871)       (11,585)
   Other asset additions                                                        (458)          (476)            (3)
                                                                        ------------   ------------   ------------

            Net cash (used in) provided by investing activities             (145,093)      (135,118)        57,871
                                                                        ------------   ------------   ------------

Cash flows from financing activities:
   Proceeds from senior subordinated notes                                    96,446             --             --
   Proceeds from bank credit facility                                         21,000         74,000             --
   Repayment of bank credit facility                                         (58,000)            --        (66,125)
   Proceeds from shareholder loan                                              1,500             --             --
   Repayment of shareholder loan                                              (1,165)            --             --
                                                                        ------------   ------------   ------------

            Net cash provided by (used in) financing activities               59,781         74,000        (66,125)
                                                                        ------------   ------------   ------------

Net increase (decrease) in cash                                                7,089         (6,407)         2,883
Cash at beginning of period                                                      342          7,431          1,024
                                                                        ------------   ------------   ------------
Cash at end of period                                                   $      7,431   $      1,024   $      3,907
                                                                        ============   ============   ============


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

     The Company assesses the impairment of capitalized costs of proved oil and gas properties on a field-by-field basis, utilizing its current estimate of future revenues and operating expenses associated with proved reserves. In the event net undiscounted cash flow is less than the carrying value, an impairment loss is recorded based on estimated fair value, which would consider discounted future net cash flows.

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

                               PETSEC ENERGY INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

     (h) Reclassifications

     Certain amounts in prior years' financial statements have been reclassified to conform to the 1999 financial statement presentation.

                               PETSEC ENERGY INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



2.   PROPERTY, PLANT AND EQUIPMENT

                                                                             1998          1999
                                                                        ------------   ------------
                                                                          (dollars in thousands)

Oil and gas properties:

         Proved                                                         $    156,265   $    163,398
         Unproved                                                             31,984         14,036
         Production facilities                                                43,321         44,483
                                                                        ------------   ------------
                                                                             231,570        221,917
             Other                                                             1,970          1,933
                                                                        ------------   ------------
                                                                             233,540        223,850
             Less accumulated depletion, depreciation and amortization      (133,738)      (142,263)
                                                                        ------------   ------------
                                                                        $     99,802   $     81,587
                                                                        ============   ============

     The Company capitalized interest of $0.9 million, $3.5 million and $0 in 1997, 1998 and 1999, respectively, which is included in Property, Plant and Equipment.

     The non-cash impairment charges of approximately $72.9 million and $7.5 million in 1998 and 1999, respectively, were recorded in accordance with the Statement of Financial Accounting Standards No.121 which requires that long-lived assets held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In 1999, downward reserve adjustments based on well performance resulted in the asset impairment. The carrying values for assets determined to be impaired were adjusted to estimated fair value based on projected future discounted net cash flow for such assets. In 1998, the continued low prices received for the sale of oil and natural gas, along with the sale of certain assets (See Note 14) resulted in the asset impairment. The carrying values for assets determined to be impaired were adjusted to estimated fair value based on projected future discounted net cash flow for such assets and the value for the sale of certain assets sold in February 1999. The Company has exposure to future impairments if oil and gas prices deteriorate from December 1999 levels, which could have a material adverse effect on financial condition, results of operations and liquidity in the near term.


3.   BANK CREDIT FACILITY AND SENIOR SUBORDINATED NOTES

     In 1999, the Company experienced liquidity problems. The Company has suffered losses from operations and has net capital deficiencies. In order to preserve available cash, the Company did not make principal payments due October 29, 1999 in the amount of $3.2 million under the Chase Credit Facility. The Company was in default under the Chase Credit Facility, and this default caused a cross default under the Company's Indenture governing its $100 million 9 1/2% notes due 2007.

     In January 2000, the Company refinanced its Chase Credit Facility with the completion of a $30 million revolving credit facility with Foothill Capital Corporation. Outstanding borrowings accrue interest at the prime rate plus a margin of 2.5% per annum. The Company is also required to pay an unused line fee of 0.5% of the unused line available for borrowing, and certain other fees and expenses. The final maturity date of amounts due under the Foothill Credit Facility is January 12, 2003. The Foothill Credit Facility is secured by a lien on all the Company's assets and contains financial covenants that require the Company to maintain an increasing level of debt coverage over the next twelve months. In addition, the Foothill Credit Facility limits the amount that the Company can spend on capital and developmental operations.

     The Company's ability to borrow under the Foothill Credit Facility is dependent upon the reserve value of its oil and gas properties, as determined monthly by Foothill. If the reserve value of the Company's borrowing base declines, the amount available to the Company under the Foothill Credit Facility will be reduced and, to the extent that the borrowing base is less than the amount then outstanding (including letters of credit) under the Foothill Credit Facility, the Company will be obligated to repay such excess amount immediately upon receipt of notice from Foothill. Additionally, Foothill also has broad discretion to place reserves against the borrowing base.

     The Company engaged a financial advisor in October 1999 to assist with the restructure of its $100 million 9 1/2% Senior Subordinated Notes due 2007. The Company did not make the interest payment due on the 9 1/2% Notes at December 15, 1999, and is in default under the indenture governing the 9 1/2% Notes. Accordingly, at December 31, 1999 the 9 1/2% Notes are classified as current obligations. The Company began discussions with a subcommittee of holders of the 9 1/2% Notes on January 18, 2000 to restructure the indebtedness due under the 9 1/2% Notes. While the Company is hopeful that a solution acceptable to both the holders of the 9 1/2% Notes and the Company can be reached, there can be no assurance that the Company will be able to reach agreement on a solution. Whether or not a consensual resolution is reached, it is likely that the Company will need to seek protection under the United States Bankruptcy Code.

     The financial statements do not include any adjustments that might result from the outcome of this uncertainty. At December 31, 1998 and 1999, the fair value of the 9 1/2% Notes was $57 million and $45 million, respectively, based on quoted market prices.



4.   SUBORDINATED SHAREHOLDER LOAN

     Petsec (U.S.A.) Inc. had advances outstanding to the Company of $36.8 million and $37.3 million at December 31, 1998 and 1999, respectively. A summary (including foreign exchange gains and (losses)) of activity is as follows (in thousands):

                     Beginning                                        Ending
                      Balance       Additions    Reductions           Balance

          1997        57,954          1,500       (22,156)            37,298

          1998        37,298             --          (506)            36,792

          1999        36,792            538            --             37,330


     The average balance outstanding for the years ended 1997, 1998 and 1999 was $47.0 million, $37.0 million, and $37.1 million, respectively.

                               PETSEC ENERGY INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Prior to June 1, 1997, the advances were without interest charges or fixed repayment terms. Effective June 1, 1997, Petsec (U.S.A.) Inc. began charging the Company interest on the subordinated shareholder loan. At December 31, 1997, the rates were 7.18% for the $29 million U.S. dollar loan and 6.83% for the equivalent US$8.3 million Australian dollar denominated loan. In addition, effective June 1, 1997, $20 million of the outstanding subordinated shareholder loan was recapitalized as equity. At December 31, 1998 and 1999, the interest rates were 6.83% and 7.08%, respectively, for the $29 million U.S. dollar loan and 7.25% and 6.48%, respectively, for the equivalent US$7.8 million and US$8.3 million, respectively, Australian dollar denominated loan. The Company is unable to determine the fair value of these loans because they are with a related party. Petsec (U.S.A.) Inc. has confirmed that no repayments will be required prior to December 31, 2007. The Foothill Credit Facility discussed in Note 3 currently restricts the payment of interest on the advances from the Parent. Accordingly, no such payments have been made since July 1999.


5.   SIGNIFICANT CUSTOMERS

     Customers which account for 10% or more of revenue for the years ended December 31, 1997, 1998 and 1999 follow:

                                                       1997       1998       1999
                                                       ----       ----       ----

         Vision Resources, Inc.                         46%        30%         *
         Duke Energy Trading & Marketing, L.L.C         22%        19%         *
         P G & E Energy Trading Corporation             16%         *         --
         Natural Gas Clearinghouse                      12%        --         --
         Enron North America Corp.**                     *         36%        49%

*    less than 10%

**   formerly Columbia Energy Services Corporation

     In 1999, the Company's joint venture partner, Apache Corporation, marketed the Company's oil to various purchasers which accounted for 36% of the revenue in 1999.

     Based upon the current demand for oil and gas, the Company does not believe the loss of any current purchasers would have a material adverse effect on the Company. The Company continually evaluates the financial strength of its customers but does not require collateral to support trade receivables.


6.   STOCK COMPENSATION EXPENSE

     The Parent has an Employee Option Plan and issues options to employees and certain consultants of the Company to purchase stock in the Parent. The Parent's equity securities are traded on both the Australian Stock Exchange and the OTC Bulletin Board in the United States.

     The Company is allocated stock compensation expense in respect to the options in the Parent which are granted to the Company's employees and certain consultants. The Parent accounts for its expense related to the stock option plan in accordance with Statement of Financial Accounting Standards No. 123 (Statement 123), "Accounting for Stock-Based Compensation", under which it recognizes as expense over the vesting period the fair value of all stock-based awards on the date of grant. The amount is recorded as an increase to additional paid-in-capital. The fair value was determined using the Black-Scholes valuation

                               PETSEC ENERGY INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

method. The calculation takes into account the exercise price, expected life, current price of underlying stock, expected volatility of the underlying stock, expected dividend yield and the risk-free interest rate. The expected life, volatility, dividend yield and risk-free interest rates used in determining the fair value of options granted in 1997 were 1.5 to 2.5 years (weighted average
2.1 years); 30%; 0; and 5.8% to 6.5% per annum (weighted average 6.1% per annum), respectively, and 2.4 to 4.5 years (weighted average 3.4 years); 37%; 0; and 5.3%, respectively, in 1998. All employee options were cancelled in April 1999 and new employee options were issued. The expected life, volatility, dividend yield and risk-free interest rates used in determining the fair value of the new options granted in April 1999 were 1.5 to 3.5 years (weighted average
2.5 years); 76%; 0; and 5% respectively, in 1999.


7.   INCOME TAXES

     Although the Company is included in the consolidated federal and state income tax returns of Petsec (U.S.A.) Inc., the income tax provision has been prepared as if the Company was a separate taxpayer. Income tax attributable to income or loss before income taxes was $6.6 million expense, $16.5 million benefit and $0 for the years ended December 31, 1997, 1998, and 1999, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following:

                                                                     1997         1998          1999
                                                                  ----------   ----------   ----------
                                                                         (dollars in thousands)

Computed "expected" tax expense (benefit)                         $    6,701   $  (36,637)  $  (10,026)
Increase (reduction) in income taxes resulting from:
         Items not deductible for tax                                     30          481          448
         State income tax expense (benefit)                              368       (1,934)        (564)
         Other                                                          (489)          --           --
         Change in the balance of the valuation allowance for
             deferred tax assets allocated to income tax expense         --        21,632       10,142
                                                                  ----------   ----------   ----------
                                                                  $    6,610   $  (16,458)  $       --
                                                                  ==========   ==========   ==========


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1999 are presented below.

                                                                                 1998         1999
                                                                              ----------   ----------
                                                                              (dollars in thousands)

Deferred tax assets:
          Financial provisions not currently deductible for tax purposes      $      851   $      585
          Net operating loss carryforwards                                        32,045       33,876
                                                                              ----------   ----------
             Total gross deferred tax assets                                      32,896       34,461
          Less valuation allowance                                               (21,632)     (31,774)
                                                                              ----------   ----------
             Net deferred tax assets                                          $   11,264   $    2,687

Deferred tax liabilities:
          Differences in depreciation and depletion of oil and gas assets        (11,264)      (2,687)
                                                                              ----------   ----------
             Net deferred tax liabilities                                     $       --   $       --
                                                                              ==========   ==========

                               PETSEC ENERGY INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     The net change in the valuation allowance for the years ended December 31, 1998 and 1999, was an increase of $21.6 million and $10.1 million, respectively. The increases were provided due to the uncertainties surrounding the realization of net operating loss carryforwards. The remaining balance of deferred tax assets are expected to be realized through the reversal of taxable temporary differences.

     At December 31, 1999, the Company has net operating loss carryforwards for federal and state income tax purposes of $94.1 million which are available to offset future taxable income, if any, from 2005 through 2019.


8.   RELATED PARTY TRANSACTIONS

     The Parent has advanced funds to Petsec Energy Inc. through Petsec (U.S.A.) Inc. (Note 4). The funds were used to finance exploration and development expenditures.

     For the years ended December 31, 1997, 1998 and 1999, Petsec Energy Inc. paid amounts of $540,000, $325,000 and $416,000, respectively, to the Parent Company principally for reimbursement of direct expenses incurred in connection with the Company's operations.


9.   COMMITMENTS

     Future minimum lease commitments at December 31, 1999, applicable to noncancelable operating leases, are summarized as follows (in thousands):

          Year               Amount
          ----               ------
          2000               $   90
                             ======


     Rent expense for the years ended December 31, 1997, 1998 and 1999 was $264,000, $281,000 and $268,000, respectively.

     The Company has entered into a seismic data purchase agreement through November 2004 covering 100 lease blocks in the Outer Continental Shelf of the Gulf of Mexico, which provides for payments of overriding interests to the seismic provider on three of the Company's unproved leases and on wells drilled on leases acquired as a result of the seismic data. The Company is committed to a minimum payment of $1.6 million.

                               PETSEC ENERGY INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

10.  ADDITIONAL PAID-IN-CAPITAL

     The following is a reconciliation of additional paid-in-capital (in thousands):

Balance at December 31, 1996         $        482

Recapitalization of loan                   19,594

Stock Options (Note 6)                        905
                                     ------------

Balance at December 31, 1997         $     20,981

Stock Options (Note 6)                        591
                                     ------------

Balance at December 31, 1998         $     21,572

Stock Options (Note 6)                        246
                                     ------------

Balance at December 31, 1999         $     21,818
                                     ============


11.  HEDGING ACTIVITIES

     The Company enters into forward swap contracts with major financial institutions to reduce the price volatility on the sale of oil and gas production. In swap agreements, the Company receives the difference between a fixed price per unit of production and a floating price issued by a third party. If the floating price is higher than the fixed price, the Company pays the difference. At December 31, 1999, the Company had contracts maturing monthly through May 2000 on the net sale of 152,000 barrels of oil at an average price of $19.70 per barrel and on the net sale of 4.6 million MMbtu of gas at an average price of $2.29 per MMbtu.

     The effect to the Company to terminate these contracts at December 31, 1999 is estimated to be a loss of $0.8 million for oil and $0.5 million for gas.

     For the years ended December 31, 1997, 1998 and 1999 hedging activities reduced revenues by $4.4 million, and increased revenues by $7.7 million and $0.3 million, respectively.


12.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest was $6.8 million, $10.9 million and $8.9 million for the years ended December 31, 1997, 1998 and 1999, respectively. See Note 3. The Company has not paid any cash for income taxes in these years.

                               PETSEC ENERGY INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


13.  LITIGATION

     The Company is involved in certain lawsuits arising in the ordinary course of business. While the outcome of any of these lawsuits cannot be predicted with certainty, management expects these matters to have no material adverse effect on the financial position, results of operations or liquidity of the Company.


14.  SALE OF WORKING INTEREST

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

     Estimates of proved and proved developed reserves at December 31, 1997, 1998 and 1999 were based on studies performed by Ryder Scott Company, L.P.

     No major discovery or other favorable or adverse event subsequent to December 31, 1999 is believed to have caused a material change in the estimates of proved or proved developed reserves as of that date.

                               PETSEC ENERGY INC.
         SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED (CONTINUED)


ESTIMATED NET QUANTITIES OF OIL AND GAS RESERVES

     The following table sets forth the Company's net proved reserves, including the changes therein, and proved developed reserves (all within the United States) as estimated by Ryder Scott Company, L.P:

                                                                    Crude Oil    Natural Gas
                                                                      (MBbl)       (MMcf)

Proved developed and undeveloped reserves:
         December 31, 1996                                              8,318       73,291
                  Revisions of previous estimates                       2,220       12,194
                  Extensions, discoveries and other additions           3,181       64,604
                  Production                                           (3,078)     (27,940)
                                                                   ----------   ----------
         December 31, 1997                                             10,641      122,149
                  Revisions of previous estimates                         (52)     (12,974)
                  Extensions, discoveries and other additions           1,168        4,738
                  Sales of reserves in place*                          (4,067)     (31,711)
                  Purchase of reserves in place                            --        1,440
                  Production                                           (2,353)     (25,390)
                                                                   ----------   ----------
         December 31, 1998                                              5,337       58,252
                  Revisions of previous estimates                        (432)      (7,384)
                  Extensions, discoveries and other additions             376       14,162
                  Production                                             (812)      (8,247)
                                                                   ----------   ----------
         December 31, 1999                                              4,469       56,783
                                                                   ==========   ==========

                                                                    Crude Oil    Natural Gas
                                                                      (MBbl)       (MMcf)


Proved developed reserves:
         December 31, 1997                                              8,430       88,199
         December 31, 1998                                              3,054       26,965
         December 31, 1999                                              2,090       21,950


* Relates to sale to Apache Corporation of a 50% working interest in certain properties effective January 1, 1999.

     Approximately 59% of the Company's total proved reserves at December 31, 1999 were undeveloped. Recovery of such reserves will require significant capital expenditures and successful drilling operations. The Company's financial resources are limited, and there can be no assurance that additional debt or equity financing or cash generated by operations will be available to meet these requirements. The Company's revolving credit facility has a borrowing base that is determined by the value of its oil and gas properties reviewed monthly by the creditor. The creditor has substantial discretion to place reserves against the borrowing base. See Note 3 for additional explanation regarding the Company's liquidity problems.

                               PETSEC ENERGY INC.
         SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED (CONTINUED)


     Capitalized costs for oil and gas producing activities consist of the following:

                                                                 As of December 31,
                                                          1997           1998         1999
                                                                   (in thousands)

Proved properties                                     $   294,005   $   199,586   $   207,881
Unproved properties                                        20,759        31,984        14,036
                                                      -----------   -----------   -----------
                                                          314,764       231,570       221,917
Accumulated depreciation, depletion and amortization     (106,392)     (132,739)     (140,930)
                                                      -----------   -----------   -----------
         Net capitalized costs                        $   208,372   $    98,831   $    80,987
                                                      ===========   ===========   ===========


     Costs incurred for oil and gas property acquisition, exploration and development activities are as follows:


                                                               Years Ended December 31,
                                                          1997           1998          1999
                                                                   (in thousands)

Lease acquisition                                     $     8,437   $     7,836   $     2,610
Exploration                                               115,523       107,111        14,745
Development                                                31,327        10,301         1,216
                                                      -----------   -----------   -----------
      Total costs incurred                            $   155,287   $   125,248   $    18,571
                                                      ===========   ===========   ===========

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

     The following information has been developed utilizing procedures prescribed by Statement of Financial Accounting Standards No. 69 "Disclosures about Oil and Gas Producing Activities" (SFAS No. 69) and based on natural gas and crude oil reserve and production volumes estimated by Ryder Scott Company, L.P. It may be useful for certain comparative purposes, but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

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

                               PETSEC ENERGY INC.
         SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED (CONTINUED)

     Under the Standardized Measure, future cash inflows were estimated by applying period-end oil and gas prices adjusted for fixed and determinable escalations including hedged prices to the estimated future production of period-end proved reserves. As of December 31, 1999, approximately 4.6 million MMbtu of the Company's future gas production and 152,000 barrels of oil were subject to such positions. Future cash inflows were reduced by estimated future development, abandonment and production costs based on period-end costs in order to arrive at net cash flow before tax. Future income tax expense has been computed by applying period-end statutory tax rates to aggregate future pretax net cash flows, reduced by the tax basis of the properties involved and tax carryforwards. Use of a 10% discount rate is required by SFAS No. 69.

     Management does not rely solely upon the following information in making investment and operating decisions. Such decisions are based upon a wide range of factors, including estimates of probable as well as proved reserves and varying price and cost assumptions considered more representative of a range of possible economic conditions that may be anticipated.

     The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows. For the purpose of the disclosure below, the effect of the sale of interest in certain oil and gas properties (see
Note 14) effective January 1, 1999 are reflected as if sold on December 31, 1998.

                                                                         As of December 31,
                                                                 1997           1998           1999
                                                                          (in thousands)

Future cash inflows                                         $    472,470   $    183,371   $    252,284
      Future production costs                                   (101,765)       (55,456)       (46,752)
      Future development and abandonment costs                   (53,851)       (44,783)       (54,704)
      Future income tax expense                                  (64,064)            --             --
                                                            ------------   ------------   ------------
Future net cash flows after income taxes                         252,790         83,132        150,828
10% annual discount for estimated timing of cash flows           (48,676)       (16,079)       (37,689)
                                                            ------------   ------------   ------------
Standardized measure of discounted future net cash flows    $    204,114   $     67,053   $    113,139
                                                            ============   ============   ============

                               PETSEC ENERGY INC.
         SUPPLEMENTARY OIL AND GAS DISCLOSURES -- UNAUDITED (CONTINUED)


     A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil and gas reserves is as follows:



                                                                       Year Ended December 31,
                                                              ---------------------------------------
                                                                   1997          1998         1999
                                                                            (in thousands)

Beginning of the period                                       $   223,381   $   204,114   $    67,053
                                                              -----------   -----------   -----------
Sales and transfers of oil and gas produced, net of              (113,462)      (77,028)      (23,955)
   production costs
Net changes in prices and production costs                       (142,243)      (86,433)       71,653
Extensions, discoveries and improved recoveries, net of           134,467        13,422        30,284
   future production costs
Net changes due to revisions in quantity estimates                 40,994       (21,677)      (18,204)
Development costs incurred during the period                        1,050         2,251           160
Sales of reserves in place*                                            --       (57,164)           --
Purchase of reserves in place                                          --         1,646            --
Change in estimated future development costs                       (5,674)        5,499        (7,562)
Accretion of discount                                              32,481        30,749         6,705
Change in timing of production                                         --            --       (12,995)
Net change in income taxes                                         33,120        51,674            --
                                                              -----------   -----------   -----------
Net increase (decrease)                                           (19,267)     (137,061)       46,086
                                                              -----------   -----------   -----------
End of period                                                 $   204,114   $    67,053   $   113,139
                                                              ===========   ===========   ===========


*Relates to sale to Apache Corporation of a 50% working interest in certain properties effective January 1, 1999.

     The computation of the standardized measure of discounted future net cash flows relating to proved oil and gas reserves at December 31, 1999 was based on average natural gas prices of approximately $2.43 per mcf and on average crude oil prices of approximately $25.61 per barrel, before hedging effects.


(b)  REPORTS ON FORM 8-K

     No current reports on Form 8-K were filed during the Company's fourth quarter 1999.

(c)  EXHIBITS


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

     10.2*     Amended and Restated Loan and Security Agreement by and between
               Petsec Energy Inc., as Borrower, and The Financial Institutions
               Named Therein, as lenders, and Foothill Capital Corporation, as
               Agent, dated as of January 12, 2000

     10.3*     Executive Employment Agreement by and between Petsec Energy Inc.
               and John T. Bellatti dated as of May 1, 1999

     10.4*     Executive Employment Agreement by and between Petsec Energy Inc.
               and Ross A. Keogh dated as of May 1, 1999

     10.5*     Executive Employment Agreement by and between Petsec Energy Inc.
               and William R. Sack dated as of May 1, 1999

     10.6*     Executive Employment Agreement by and between Petsec Energy Inc.
               and James E. Slatten III dated as of May 1, 1999

     10.7*     Executive Employment Agreement by and between Petsec Energy Inc.
               and Howard H. Wilson, Jr. dated as of May 1, 1999

     10.8*     Letter Agreement by and between Petsec Energy Inc. and Gordian
               Group, L.P. dated October 15, 1999

     10.9*     Letter Agreement by and between Petsec Energy Inc. and Houlihan
               Lokey Howard & Zukin Capital, L.P. dated as of February 15, 2000

     10.10*    Petsec Energy Inc. Year 2000 Severance Plan dated as of December
               31, 1999

     23.1*     Consent of Ryder Scott Company

     27*       Financial Data Schedule

     *         Filed herewith

     10.10*    Petsec Energy Inc. Year 2000 Severance Plan dated as of December
               31, 1999

     23.1*     Consent of Ryder Scott Company

     27*       Financial Data Schedule

     *         Filed herewith

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Petsec Energy Inc.



Date:  March 30, 2000                    By: /s/ Ross A. Keogh
                                             ----------------------------------
                                         Name:   Ross A. Keogh
                                         Title:  Chief Financial Officer

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


               Name                                              Title                                       Date
               ----                                              -----                                       ----

       /s/ Terrence N. Fern                         Chairman and Chief Executive Officer                    March 30, 2000
---------------------------------------             (Principal Executive Officer)
          Terrence N. Fern


       /s/ Ross A. Keogh                            Director, Vice-President -- Chief Financial Officer     March 30, 2000
---------------------------------------             and Treasurer (Principal Financial and
          Ross A. Keogh                             Accounting Officer)


     /s/ James E. Slatten III                       Director, Vice-President -- Land and Legal              March 30, 2000
---------------------------------------             and Secretary
       James E. Slatten III

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
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

     10.2*     Amended and Restated Loan and Security Agreement by and between
               Petsec Energy Inc., as Borrower, and The Financial Institutions
               Named Therein, as lenders, and Foothill Capital Corporation, as
               Agent, dated as of January 12, 2000

     10.3*     Executive Employment Agreement by and between Petsec Energy Inc.
               and John T. Bellatti dated as of May 1, 1999

     10.4*     Executive Employment Agreement by and between Petsec Energy Inc.
               and Ross A. Keogh dated as of May 1, 1999

     10.5*     Executive Employment Agreement by and between Petsec Energy Inc.
               and William R. Sack dated as of May 1, 1999

     10.6*     Executive Employment Agreement by and between Petsec Energy Inc.
               and James E. Slatten III dated as of May 1, 1999

     10.7*     Executive Employment Agreement by and between Petsec Energy Inc.
               and Howard H. Wilson, Jr. dated as of May 1, 1999

     10.8*     Letter Agreement by and between Petsec Energy Inc. and Gordian
               Group, L.P. dated October 15, 1999

     10.9*     Letter Agreement by and between Petsec Energy Inc. and Houlihan
               Lokey Howard & Zukin Capital, L.P. dated as of February 15, 2000

     10.10*    Petsec Energy Inc. Year 2000 Severance Plan dated as of December
               31, 1999

     23.1*     Consent of Ryder Scott Company

     27*       Financial Data Schedule

     *         Filed herewith