Form 10-Q
period 2000-03-31
PETSEC ENERGY INC
filed 2000-05-15
CIK 1041895

================================================================================

                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

================================================================================

(Mark One)


[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

[   ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from...............to..............
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

                                YES [ X ] NO [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                YES [ X ] NO [ ]

         (There has been no plan confirmed by a court pursuant to which securities were distributed.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On May 15, 2000, Petsec Energy Inc. has one class of common stock, and one share of common stock outstanding.


*Petsec Energy Inc. is a wholly owned operating subsidiary of Petsec Energy Ltd, a listed Australian public company registered with the Commission as a result of its public offering of American Depositary Receipts (ADRs) traded on the OTC Bulletin Board (symbol: PSJEY). Shareholders and holders of American Depositary Shares are advised to refer to the filings of Petsec Energy Ltd for the consolidated results.


Forward Looking Statements
--------------------------

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-Q, including without limitation statements regarding the projected cash flows, planned capital expenditures, oil and gas production and reserve additions, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous risks and uncertainties that can affect the outcome of certain events including many factors beyond the control of the Company including without limitation those described in the Company's latest Annual Report filed on Form 10-K with the Securities and Exchange Commission for the year ended December
31, 1999. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

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


Item 1.   Financial Statements
              Balance Sheets.............................................. 4
              Statements of Operations and Accumulated Deficit............ 5
              Statements of Cash Flows.................................... 6
              Notes to Financial Statements............................... 7-8

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................... 8-16

Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk........................................... 16



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings .............................................. 16

Item 3.   Defaults Upon Senior Securities ................................ 16

Item 6.   Exhibits and Reports on Form 8-K................................ 16-17


SIGNATURES................................................................ 18

PART 1. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.



                               PETSEC ENERGY INC.
              (DEBTOR-IN-POSSESSION SUBSEQUENT TO MARCH 31, 2000)
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                                 BALANCE SHEETS
                                  (UNAUDITED)
                  (Dollars in thousands, except share amounts)


                                           ASSETS
                                                                                   March 31,         December 31,
                                                                                     2000                1999
                                                                                  ---------         -------------
Current Assets
   Cash                                                                             $ 2,298             $ 3,907
   Accounts receivable                                                                4,204               3,980
   Other receivables                                                                     31                  31
   Inventories of crude oil                                                              45                  45
   Prepaid expenses                                                                   2,674               1,363
                                                                                 ----------          ----------
            Total Current Assets                                                      9,252               9,326

Property, plant and equipment - at cost under the successful efforts method of accounting for oil and gas properties
   Proved oil and gas properties                                                    163,398             163,398
   Unproved oil and gas properties                                                   14,036              14,036
   Production facilities                                                             47,655              44,483
   Other                                                                              1,947               1,933
                                                                                 ----------          ----------
                                                                                    227,036             223,850
   Less accumulated depletion, depreciation and amortization                       (146,322)           (142,263)
                                                                                 ----------          ----------
   Net property, plant and equipment                                                 80,714              81,587
                                                                                 ----------          ----------
Other Assets                                                                          4,326               2,595
                                                                                 ----------          ----------
            Total Assets                                                           $ 94,292            $ 93,508
                                                                                 ==========          ==========

                           LIABILITIES AND SHAREHOLDER'S DEFICIT
Current Liabilities:
   Trade accounts payable                                                             1,243               2,531
   Interest payable                                                                   9,639               6,497
   Other accrued liabilities                                                          7,257               8,011
   Bank credit facility                                                              11,815               7,875
   Senior Subordinated notes (due 2007, in technical default)                        99,691              99,684
                                                                                 ----------          ----------
            Total Current Liabilities                                               129,645             124,598

Subordinated shareholder loan                                                        36,811              37,330
Provision for dismantlement                                                           2,989               2,893
                                                                                 ----------          ----------
            Total Liabilities                                                      $169,445           $ 164,821

Shareholder's Deficit:
  Common stock, $1 par value; authorized 1,000,000 shares;
       issued and outstanding 1 share                                                     -                   -
  Additional paid-in-capital                                                         21,867              21,818
  Accumulated deficit                                                               (97,020)            (93,131)
                                                                                 ----------          ----------
            Total Shareholder's Deficit                                             (75,153)            (71,313)
                                                                                 ----------          ----------
                                                                                   $ 94,292            $ 93,508
                                                                                 ==========          ==========


                 See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
               (DEBTOR-IN-POSSESSION SUBSEQUENT TO MARCH 31, 2000)
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                    THREE MONTHS ENDED
                                                                         March 31,
                                                                   ---------------------
                                                                   2000             1999
                                                                   ----             ----
Revenue:
   Oil and gas sales                                              $ 7,202         $ 9,315
Operating expenses:
   Lease operating expenses                                         1,382           1,676
   Production taxes                                                    92              64
   Exploration expenditures                                           359           1,645
   Abandonments                                                         -             888
   General and administrative                                       1,124           1,287
   Stock compensation                                                  49              64
   Advice on liquidity solutions                                      806               -
   Depletion, depreciation and amortization                         4,154           6,475
                                                                 --------       ---------
Total operating expenses                                            7,966          12,099
                                                                 --------       ---------
Loss from operations                                                 (764)         (2,784)

Other income (expenses):
   Interest expense                                                (3,689)         (3,663)
   Interest income                                                     27              65
   Other, principally foreign exchange gain (loss)                    537            (188)
                                                                 --------       ---------
                                                                   (3,125)         (3,786)
                                                                 --------       ---------
Loss before income taxes                                           (3,889)         (6,570)

Income taxes                                                            -               -
                                                                 --------       ---------
Net loss                                                           (3,889)         (6,570)

Accumulated deficit at beginning of period                        (93,131)        (63,643)
                                                                 --------       ---------
Accumulated deficit at end of period                             $(97,020)      $ (70,213)
                                                                 ========       =========



                See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
               (DEBTOR-IN-POSSESSION SUBSEQUENT TO MARCH 31, 2000)
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in thousands)

                                                                              THREE MONTHS ENDED
                                                                                   March 31,
                                                                              -------------------
                                                                             2000             1999
                                                                             ----             ----
Cash flows from operating activities:
Net loss                                                                   $ (3,889)       $ (6,570)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depletion, depreciation and amortization                                   4,154           6,475
   Abandonments                                                                   -             888
   Other                                                                       (198)            338
   Changes in operating assets and liabilities:
      Decrease (increase) in receivables                                       (224)          5,155
      Decrease (increase) in prepayments                                     (1,311)             83
      Decrease in other receivables                                               -           2,697
      Decrease in trade accounts payable                                       (487)         (2,030)
      Increase in other accrued liabilities                                     431             611
      Increase in interest payable                                            3,142           1,232
                                                                            -------         -------
               Net cash provided by operating activities                      1,618           8,879
                                                                            -------         -------
Cash flows from investing activities:
   Proceeds from sale of oil and gas properties                                   -          68,300
   Lease acquisitions                                                             -            (414)
   Exploration and development expenditures                                  (5,157)         (3,748)
   Other asset additions                                                        (15)             (1)
                                                                            -------         -------
               Net cash (used in) provided by  investing activities          (5,172)         64,137
                                                                            -------         -------
Cash flows from financing activities:
   Proceeds from secured credit facilities                                   18,685               -
   Repayment of secured credit facilities                                   (16,740)        (65,000)
                                                                            -------         -------
               Net cash provided by (used in)  financing activities           1,945         (65,000)
                                                                            -------         -------
Net (decrease) increase  in cash                                             (1,609)          8,016
Cash at beginning of period                                                   3,907           1,024
Cash at end of period                                                       $ 2,298         $ 9,040
                                                                            =======         =======



                See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
              (DEBTOR-IN-POSSESSION SUBSEQUENT TO MARCH 31, 2000)
                 A WHOLLY-OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in Petsec Energy Inc.'s (the "Company's") Annual Report on Form 10-K for the year ended December 31, 1999 and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in this Form 10-Q.

           The financial information for the three-month periods ended March 31, 2000 and 1999 has not been audited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the current period's presentations. The results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year.

NOTE 2 - On April 13, 2000, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Louisiana, Opelousas Division (the "Bankruptcy Court"). The Bankruptcy Court assumed jurisdiction on that day. The case name is In Re Petsec Energy Inc., and the docket number is 00BK-50741 (the "Bankruptcy Case"). Subject to the supervision of the Bankruptcy Court, the Company remains in possession of the Company's assets and will manage the business for the benefit of the Company's creditors and equity holders in accordance with Sections 1107 and 1108 of the Bankruptcy Code.

           Prior to filing bankruptcy, the Company refinanced its prior revolving credit facility (the "Chase Credit Facility") with The Chase Manhattan Bank, N.A., Bank of America, N.A. (formerly NationsBank, N.A.) and Credit Lyonnais under which it had been in default since October 29, 1999. The refinancing occurred on January 18, 2000 when the Company entered into a new $30 million revolving credit facility (the "Foothill Credit Facility") with Foothill Capital Corporation ("Foothill") and paid off the Chase Credit Facility. Now that the Company has filed for bankruptcy protection, the Company is not allowed under bankruptcy law to make any further draws on the Foothill Credit Facility. The Company obtained Bankruptcy Court approval through May 12, 2000 to use cash belonging to the Company but securing the Foothill Credit Facility to pay certain expenses of the Company. The Company has filed a second motion with the Bankruptcy Court to allow it to use Foothill's cash collateral held by the Company to pay certain expenses through June 16, 2000. The Company is negotiating with Foothill to put in place a new post-petition credit facility. These negotiations are advanced, and while not certain, the Company believes that it will be able to reach agreement with Foothill on a post-petition credit facility. The Company believes that it will be able to obtain court approval to use the Foothill cash collateral to pay future expenses, including expenses that fall due beyond June 16, 2000 and/or, after completing negotiations with Foothill, enter into a new revolving credit facility with Foothill; however, there can be no assurance that the Company will obtain authorization from the Bankruptcy Court to do either.

           The Company did not make the $4.75 million interest payment due on December 15, 1999 to the holders of its 9 1/2% senior subordinated notes due June 2007 (the "9 1/2% Notes"). On January 18, 2000, after asking the noteholders to organize, the Company met with an informal subcommittee (the "Subcommittee") of the holders of the 9 1/2% Notes in an effort to reach a solution to its financial situation. While negotiations are continuing and no agreement has yet been reached, the Subcommittee has told the Company that it desires that either the Company or its assets be sold, and the sale proceeds be distributed to the Company's creditors, including the holders of the 9 1/2% Notes. The Subcommittee has discussed with the Company carving out a portion of the proceeds that otherwise would be distributed to the holders of the 9 1/2% Notes and paying this sum to the Company's employees and the equity owner of the Company.

           Now that the Company has filed for protection under Chapter 11 of the Bankruptcy Code, the Company plans to discuss the Subcommittee's proposal with the Unsecured Creditors' Committee appointed in the Bankruptcy Case and its other unsecured creditors, including certain holders of the 9 1/2% Notes, who are not on the Unsecured Creditors' Committee. The Company will explore the possibility of reaching a consensual solution to the Company's financial problems with these creditors. The Company also intends to explore other alternatives available to it concurrently with its efforts to reach a consensual solution with its creditors. Such alternatives, including a consensual deal with its creditors if one can be agreed to, will be within the context of the Bankruptcy Case.

           Liquidity Position

           Although as of May 12, 2000 the Company has $4.6 million in cash on hand, this cash is collateral for the Foothill Credit Facility. As such, the Company is prohibited from using this cash without the consent of Foothill or authorization from the Bankruptcy Court. Shortly after filing for bankruptcy protection, the Company obtained Bankruptcy Court approval to use Foothill's cash collateral through May 12, 2000 to pay certain expenditures. The Company has another motion pending with the Bankruptcy Court to use Foothill's cash collateral beyond such date. If the Court grants this motion, then the Company expects to have adequate cash resources to meet its expected expenditures through June 16, 2000. The Company expects to complete negotiations with Foothill on a post-petition revolving credit facility which, if such negotiations are successful and if the Bankruptcy Court authorizes the post-petition facility, is expected to provide the Company with sufficient liquidity throughout the Bankruptcy Case. Alternatively, the Company will seek authority to use Foothill's cash collateral to meet its cash requirements during the Bankruptcy Case. Nevertheless, the Company has inadequate capital resources to service its debt and meet anticipated capital requirements necessary to maintain and grow its business over the long term. In addition, there can be no assurance that agreement on a post-petition credit facility will be reached by Foothill, or if agreement is reached between Foothill and the Company, that such a facility will be approved by the Court; that the Bankruptcy Court will approve the use by the Company of Foothill's cash collateral at all, or if so, through June 16, 2000 and beyond; or that the cash available from such post-petition credit facility or from Foothill's cash collateral will be sufficient to meet the Company's cash requirements.

           While the Company expects to be able to meet its anticipated capital requirements over the near term, this is dependent on the Company obtaining the Bankruptcy Court's approval or Foothill's consent to use cash on hand and that which will be generated from operations. This cash is collateral for the Foothill Credit Facility. Alternatively, to meet anticipated capital requirements, the Company will have to obtain post-petition credit from Foothill or other sources and Bankruptcy Court approval to enter into such post-petition credit arrangements. The Company is currently negotiating with Foothill to obtain post-petition financing.

           Secured Credit Facilities

           The Company completed a refinancing of its Chase Credit Facility with a $30 million revolving credit facility with Foothill on January 18, 2000. The filing of the Bankruptcy Case constituted a default on the Foothill Credit Facility. Although the Foothill Credit Facility is secured by a lien on substantially all of the Company's assets (including cash held by the Company), Foothill is prohibited from taking any action to enforce its rights under the Foothill Credit Facility by the automatic stay provisions of the Bankruptcy Code. The Company is in the process of negotiating a post-petition credit facility with Foothill.

           Outstanding borrowings accrue interest at the reference rate most recently announced by Wells Fargo Bank, N.A., (9% per annum as of April 30, 2000) plus a margin of 2.5% per annum; the default rate is the reference rate plus 6.5%. The Company is also required to pay an unused line fee of 0.5% of the unused amount available for borrowing, a $10,000 per month service charge and certain other fees and expenses. The Company has paid all interest that is presently due. Borrowings under the Foothill Credit Facility were $9.7 million at April 30, 2000.


           Public Senior Subordinated Indebtedness

           In June 1997 the Company issued $100 million of 9 1/2% Senior Subordinated Notes. The principal is due in a lump sum in June 2007. The 9 1/2% Notes were issued at a discount with a yield to maturity of 9.56% per annum. Interest at the rate of 9.5% per annum is payable semiannually on June 15 and December 15 of each year.

           The Company engaged a financial advisor in October 1999 to assist with the restructure of its 9 1/2% Notes due 2007. The Company did not make the interest payment due on the 9 1/2% Notes at December 15, 1999, and is in default under the Indenture governing the 9 1/2% Notes. The Company began discussions with a subcommittee of holders of the 9 1/2% Notes on January 18, 2000 to restructure the indebtedness due under the 9 1/2% Notes. Now that the Company has filed for protection under Chapter 11 of the Bankruptcy Code, the Company intends to continue these discussions with the holders of the 9 1/2% Notes and expand the discussions to include the Unsecured Creditors' Committee and its other creditors in an effort to reach a consensual solution to the Company's financial problems. The Company does not intend to make any further public comments about the restructuring process until either agreement on a solution is reached with its creditors or it becomes apparent that no such agreement can be reached. The Company also intends to explore other alternatives available to it concurrent with its efforts to reach a consensual solution with its creditors.

           Subordinate Loans from Parent

           Petsec Energy Ltd made an initial cash investment of $11.4 million in the Company and subsequently increased this investment with advances of $18.5 million from an Australian offering of Ordinary Shares in September 1995 and $31.0 million out of the net proceeds from a U.S. offering of ADRs in July 1996.

           Funds advanced by the Parent historically have been provided substantially in the form of subordinated loans denominated in Australian and US dollars. These loans are subordinated to the payment of both the Foothill Credit Facility and the 9 1/2% Notes. At March 31, 2000, the US dollar loans bear interest at 7.69% and in the case of Australian dollar borrowings, 7.37%. However, the Foothill Credit Facility currently restricts the payment of interest on the subordinated loans to the Parent, and the biannual interest payment normally paid in January was not paid in January 2000. The loans from the Parent do not have mandatory principal payments due until December 31, 2007. Any payments or distributions made by the Company to its Parent have been for reimbursement of direct expenses incurred in connection with the Company's operations and interest under the subordinated loans. The Parent has no commitments to make any further advances to the Company.

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


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion is intended to assist in the understanding of Petsec Energy Inc.'s (the "Company's") historical financial position and results of operations for the three-month periods ended March 31, 2000 and 1999. The Company's unaudited financial statements and notes thereto should be referred to in conjunction with the following discussion.

         On April 13, 2000, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Louisiana, Opelousas Division (the "Bankruptcy Court"). The Bankruptcy Court assumed jurisdiction on that day. The case name is In Re Petsec Energy Inc., and the docket number is 00BK-50741 (the "Bankruptcy Case"). Subject to the supervision of the Bankruptcy Court, the Company remains in possession of the Company's assets and will manage the business for the benefit of the Company's creditors and equity holders in accordance with Sections 1107 and 1108 of the Bankruptcy Code.

         Prior to filing bankruptcy, the Company refinanced its prior revolving credit facility (the "Chase Credit Facility") with The Chase Manhattan Bank, N.A., Bank of America, N.A. (formerly NationsBank, N.A.) and Credit Lyonnais under which it had been in default since October 29, 1999. The refinancing occurred on January 18, 2000 when the Company entered into a new $30 million revolving credit facility (the "Foothill Credit Facility") with Foothill Capital Corporation ("Foothill") and paid off the Chase Credit Facility. Now that the Company has filed for bankruptcy protection, the Company is not allowed under bankruptcy law to make any further draws on the Foothill Credit Facility. The Company obtained Bankruptcy Court approval through May 12, 2000 to use cash belonging to the Company but securing the Foothill Credit Facility to pay certain expenses of the Company. The Company has filed a second motion with the Bankruptcy Court to allow it to use Foothill's cash collateral held by the Company to pay certain expenses through June 16, 2000. The Company is negotiating with Foothill to put in place a new post-petition credit facility. These negotiations are advanced, and while not certain, the Company believes that it will be able to reach agreement with Foothill on a post-petition credit facility. The Company believes that it will be able to obtain court approval to use the Foothill cash collateral to pay future expenses, including expenses that fall due beyond June 16, 2000 and/or, after completing negotiations with Foothill, enter into a new revolving credit facility with Foothill; however, there can be no assurance that the Company will obtain authorization from the Bankruptcy Court to do either.

         The liquidity issues faced by the Company are discussed below in detail in the "Liquidity and Capital Resources" section of this Form 10-Q.

         The Company did not make the $4.75 million interest payment due on December 15, 1999 to the holders of its 9 1/2% senior subordinated notes due June 2007 (the "9 1/2% Notes"). On January 18, 2000, after asking the noteholders to organize, the Company met with an informal subcommittee (the "Subcommittee") of the holders of the 9 1/2% Notes in an effort to reach a solution to its financial situation. While negotiations are continuing and no agreement has yet been reached, the Subcommittee has told the Company that it desires that either the Company or its assets be sold, and the sale proceeds be distributed to the Company's creditors, including the holders of the 9 1/2% Notes. The Subcommittee has discussed with the Company carving out a portion of the proceeds that otherwise would be distributed to the holders of the 9 1/2% Notes and paying this sum to the Company's employees and the equity owner of the Company. Details of the Subcommittee's proposal, which expired without being accepted by the Company, together with a description of information provided to the noteholders in connection with the negotiations was described in the 8-K Current Report filed by the Company on April 18, 2000.

         Now that the Company has filed for protection under Chapter 11 of the Bankruptcy Code, the Company plans to discuss the Subcommittee's proposal with the Unsecured Creditors' Committee appointed in the Bankruptcy Case and its other creditors, including certain holders of the 9 1/2% Notes, who are not on the Unsecured Creditors' Committee. The Company will explore the possibility of reaching a consensual solution to the Company's financial problems with these creditors. The Company also intends to explore other alternatives available to it concurrently with its efforts to reach a consensual solution with its creditors. Such alternatives, including a consensual deal with its creditors if one can be agreed to, will be within the context of the Bankruptcy Case.



GENERAL INFORMATION

         The Company is the wholly owned principal operating subsidiary of Petsec Energy Ltd, an Australian public company (the "Parent"). The Parent is an Australian public company with ordinary shares listed on the Australian Stock Exchange (symbol: PSA) and American Depositary Receipts ("ADRs") traded on the OTC Bulletin Board (symbol: PSJEY). The results discussed in this report refer only to the Company. The Parent's results are filed with the Securities and Exchange Commission separately under Forms 6-K (quarterly) and 20-F (annually). Shareholders and ADR holders are advised to refer to these filings.

          The Company explores for, develops and produces hydrocarbons primarily in state and federal waters in the Gulf of Mexico. A discussion of the Company's operating history is contained in the Company's most recent Annual Report on Form 10-K.

          The Company sold all of its interests in West Delta 112/113, West Cameron 515/516/526 and Vermilion 34/47 for $8.45 million effective February 1, 2000. The sale was completed on April 11, 2000. The net proceeds were used to reduce the Company's secured debt. After this sale, the Company owns interests in 41 leases in the Gulf of Mexico.

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

         The Company reimburses the Parent for direct expenses incurred in connection with its operations. In addition, the Company has received subordinated loans from the Parent to finance its operations. See the discussion below in the "Liquidity and Capital Resources" section of this Form 10-Q.

         The Company's revenues, profitability and cash flow are substantially dependent upon prevailing prices for oil and gas, which are in turn dependent upon numerous factors that are beyond the Company's control, such as economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been volatile, and there can be no assurance that oil and gas prices will not be subject to wide fluctuations in the future. Notwithstanding the recent increase in oil and gas prices, a substantial or extended decline in prices could have a material adverse effect on the Company's existing financial position, results of operations and access to capital, as well as the quantities of oil and gas reserves that may be economically produced.

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company.

                                                                        Three Months Ended
                                                                              March 31
                                                                     ---------------------------
                                                                     2000                  1999
                                                                     ----                  ----
NET PRODUCTION:
  Gas (MMcf)                                                           1,428               2,621
  Oil (MBbls)                                                            169                 249
  Total (MMcfe)                                                        2,442               4,115
NET SALES DATA (IN THOUSANDS):
  Gas                                                                $ 3,186             $ 6,183
  Oil                                                                $ 4,016             $ 3,132
  Total                                                              $ 7,202             $ 9,315
AVERAGE SALES PRICE (1):
  Gas (per Mcf)                                                       $ 2.23              $ 2.36
  Oil (per Bbl)                                                      $ 23.76             $ 12.58
  Total (per Mcfe)                                                    $ 2.95              $ 2.26
AVERAGE COSTS (PER MCFE):
  Lease operating expenses                                            $ 0.60              $ 0.42
  Depletion, depreciation, and amortization                           $ 1.70              $ 1.57
  General, administrative and stock compensation expense              $ 0.48              $ 0.32

(1)  Includes effects of hedging activities

         GENERAL. The first quarter exploration and development program consisted of the Grand Isle 45 A-2 exploration well, a re-drill of the Mustang Island 883 #1 well and completion and development of the Main Pass 90 #1 and Main Pass 93 #1 wells that were drilled in 1999. The Company farmed out a 30% working interest in the Grand Isle 45 A-2 well to Westport Oil and Gas. Westport will earn the 30% working interest by paying 100% of the Company's costs to drill and complete the well. The Company retained a 14.67% net revenue interest in the well.

         OIL AND GAS REVENUES. Oil and gas revenues for the three months ended March 31, 2000 were $7.2 million, a decrease of $2.1 million, or 23%, from $9.3 million for the comparable period in 1999. A 46% decrease in gas production coupled with a 6% decrease in gas prices, resulted in a $3.0 million decrease in gas revenues. A 32% decrease in oil production offset by an 89% increase in oil prices resulted in a $0.9 million increase in oil revenues.

         For the three months ended March 31, 2000, the average realized gas price was $2.23 per Mcf, or 9% below the $2.44 per Mcf average gas price before hedging. Over the same period, the average realized oil price was $23.76 per Bbl, or 17% below the $28.64 per Bbl average oil price before hedging. Hedging activities resulted in a $1.1 million decrease in oil and gas revenues for the three-month period ended March 31, 2000. For the comparable period in 1999 the average realized gas price was $2.36 per Mcf, or 41% above the $1.67 per Mcf average gas price before hedging. In the same period the average realized oil price was $12.58, or 23% above the $10.19 per Bbl average oil price before hedging. Hedging activities resulted in a $2.4 million increase in oil and gas revenues for the three-month period ended March 31, 1999.

         LEASE OPERATING EXPENSES (including production taxes). Lease operating expenses decreased 15% to $1.5 million for the three months ended March 31, 2000, from $1.7 million for the three months ended March 31, 1999. Lease operating expenses per Mcfe increased from $0.42 for the comparable period in 1999 to $0.60 for the three months ended March 31, 2000 as a result of the production decline.

         DEPLETION, DEPRECIATION AND AMORTIZATION (DD&A). DD&A expense decreased $2.3 million, or 36% to $4.2 million for the three months ended March 31, 2000, from $6.5 million for the same period in 1999. Due to downward reserve revisions by the Company's independent reserve engineers at December 31, 1999, the unit rate increased to $1.70 per Mcfe for the three months ended March 31, 2000 from $1.57 per Mcfe for the same period in 1999.

         EXPLORATION EXPENDITURES AND ABANDONMENTS. Seismic, geological and geophysical expenditures of $0.4 million were expensed during the quarter, a decrease of $1.3 million from the comparable period in 1999. No abandonment charges were recorded for the three months ended March 31, 2000. An abandonment charge of $0.9 million was recorded in the quarter ended March 31, 1999 for the write-off of the West Cameron 480 and 462 leases.

         INTEREST EXPENSE. Interest expense for the three months ended March 31, 2000 was $3.7 million, the same as for the comparable period in 1999.

         GENERAL, ADMINISTRATIVE AND STOCK COMPENSATION EXPENSE. General, administrative and stock compensation expense decreased $0.2 million, or 13%, to $1.2 million for the three months ended March 31, 2000 from $1.4 million for the comparable period in 1999. On a per Mcfe basis, the rate increased from $0.32 per Mcfe for the three-month period ended March 31, 1999 to $0.48 per Mcfe for the comparable period in 2000.

         ADVICE ON LIQUIDITY SOLUTIONS. Professional services for advice on the Company's liquidity problems were $0.8 million for the three-month period ended March 31, 2000. No such costs were recorded for the comparable 1999 period.

         NET LOSS. As a result of the conditions noted above, a net loss of $3.9 million was recorded for the three months ended March 31, 2000, a decrease of $2.7 million from the net loss of $6.6 million for the comparable period in 1999.


LIQUIDITY AND CAPITAL RESOURCES


Liquidity Position

         Although as of May 12, 2000 the Company has $4.6 million in cash on hand, this cash is collateral for the Foothill Credit Facility. As such, the Company is prohibited from using this cash without the consent of Foothill or authorization from the Bankruptcy Court. Shortly after filing for bankruptcy protection, the Company obtained Bankruptcy Court approval to use Foothill's cash collateral through May 12, 2000 to pay certain expenditures. The Company has another motion pending with the Bankruptcy Court to use Foothill's cash collateral beyond such date. If the Court grants this motion, then the Company expects to have adequate cash resources to meet its expected expenditures through June 16, 2000. The Company expects to complete negotiations with Foothill on a post-petition revolving credit facility which, if such negotiations are successful and if the Bankruptcy Court authorizes the post-petition facility, is expected to provide the Company with sufficient liquidity throughout the Bankruptcy Case. Alternatively, the Company will seek authority to use Foothill's cash collateral to meet its cash requirements during the Bankruptcy Case. Nevertheless, the Company has inadequate capital resources to service its debt and meet anticipated capital requirements necessary to maintain and grow its business over the long term. In addition, there can be no assurance that agreement on a post-petition credit facility will be reached by Foothill, or if agreement is reached between Foothill and the Company, that such a facility will be approved by the Bankruptcy Court; that the Bankruptcy Court will approve the use by the Company of Foothill's cash collateral at all, or if so, through June 16, 2000 and beyond; or that the cash available from such post-petition credit facility or from Foothill's cash collateral will be sufficient to meet the Company's cash requirements.


Cash Flow

         The following table represents cash flow data for the Company for the periods indicated:


                                                                              Three Months Ended
                                                                                  March 31,
                                                                        -------------------------------
                                                                               ( in thousands)
                                                                          2000                1999
                                                                          ----                ----
Cash flow data

     Net cash provided by operating activities                           $ 1,618           $  8,879
     Net cash (used in) provided by investing activities                  (5,172)            64,137
     Net cash provided by (used in) financing activities                   1,945            (65,000)

         The decrease in cash provided by operating activities from 1999 to 2000 was due primarily to lower production. Cash provided by operating activities in 1999 was impacted by positive working capital changes. Cash provided by operating activities before working capital changes in 2000 and 1999 was $0.1 million and $1.1 million respectively.

         The cash used in investing activities in 2000 represents oil and gas exploration and development activities. The cash provided by investing activities in 1999 was due primarily to the receipt of proceeds from the sale of a 50% working interest in certain assets to Apache Corporation.

         The cash movements in financing activities in 2000 and 1999 consisted of repayments and borrowings under the secured credit facilities.

         There can be no assurance that the Company will be able to use the cash flow generated from operations for any particular purpose other than to repay Foothill. Until Foothill is paid in full or the Company has cash on hand in excess of what is owed to Foothill, this cash is collateral for the Foothill Credit Facility. Furthermore, the Company's use of this cash must be approved by the Bankruptcy Court.


Capital Expenditures and Commitments.

         During the three-month period ended March 31, 2000, the Company spent $5.2 million in capital and exploration expenditures, an increase of $1.0 million from $4.2 million for the comparable period in 1999.

         While the Company expects to be able to meet its anticipated capital requirements over the near term, this is dependent on the Company obtaining the Bankruptcy Court's approval or Foothill's consent to use cash on hand and that which will be generated from operations. This cash is collateral for the Foothill Credit Facility. Alternatively, to meet anticipated capital requirements, the Company will have to obtain post-petition credit from Foothill or other sources and Bankruptcy Court approval to enter into such post-petition credit arrangements. The Company is currently negotiating with Foothill to obtain post-petition financing. See the foregoing discussion in this "Liquidity and Capital Resources" section of this Form 10-Q.


Secured Credit Facilities

         The Company completed a refinancing of its Chase Credit Facility with a $30 million revolving credit facility with Foothill on January 18, 2000. The filing of the Bankruptcy Case constituted a default on the Foothill Credit Facility. Although the Foothill Credit Facility is secured by a lien on substantially all of the Company's assets (including cash held by the Company), Foothill is prohibited from taking any action to enforce its rights under the Foothill Credit Facility by the automatic stay provisions of the Bankruptcy Code. The Company is in the process of negotiating a post-petition credit facility with Foothill. See the discussion above in this "Liquidity and Capital Resources" section of this Form 10-Q.

         Outstanding borrowings accrue interest at the reference rate most recently announced by Wells Fargo Bank N.A., (9% per annum as of April 30, 2000) plus a margin of 2.5% per annum; the default rate is the reference rate plus 6.5%. The Company is also required to pay an unused line fee of 0.5% of the unused amount available for borrowing, a $10,000 per month service charge and certain other fees and expenses. The Company has paid all interest that is presently due. Borrowings under the Foothill Credit Facility were $9.7 million at April 30, 2000.


Public Senior Subordinated Indebtedness

         In June 1997 the Company issued $100 million of 9 1/2% Senior Subordinated Notes. The principal is due in a lump sum in June 2007. The 9 1/2% Notes were issued at a discount with a yield to maturity of 9.56% per annum. Interest at the rate of 9.5% per annum is payable semiannually on June 15 and December 15 of each year.

         The Company engaged a financial advisor in October 1999 to assist with the restructure of its 9 1/2% Notes due 2007. The Company did not make the interest payment due on the 9 1/2% Notes at December 15, 1999, and is in default under the Indenture governing the 9 1/2% Notes. The Company began discussions with a subcommittee of holders of the 9 1/2% Notes on January 18, 2000 to restructure the indebtedness due under the 9 1/2% Notes. Now that the Company has filed for protection under Chapter 11 of the Bankruptcy Code, the Company intends to continue these discussions with the holders of the 9 1/2% Notes and expand the discussions to include the Unsecured Creditors' Committee and its other creditors in an effort to reach a consensual solution to the Company's financial problems. The Company does not intend to make any further public comments about the restructuring process until either agreement on a solution is reached with its creditors or it becomes apparent that no such agreement can be reached. The Company also intends to explore other alternatives available to it concurrent with its efforts to reach a consensual solution with its creditors.

Subordinate Loans from Parent

         Petsec Energy Ltd made an initial cash investment of $11.4 million in the Company and subsequently increased this investment with advances of $18.5 million from an Australian offering of Ordinary Shares in September 1995 and $31.0 million out of the net proceeds from a U.S. offering of ADRs in July 1996.

         Funds advanced by the Parent historically have been provided substantially in the form of subordinated loans denominated in Australian and US dollars. These loans are subordinated to the payment of both the Foothill Credit Facility and the 9 1/2% Notes. At March 31, 2000, the US dollar loans bear interest at 7.69% and in the case of Australian dollar borrowings, 7.37%. However, the

Foothill Credit Facility currently restricts the payment of interest on the subordinated loans to the Parent, and the biannual interest payment normally paid in January was not paid in January 2000. The loans from the Parent do not have mandatory principal payments due until December 31, 2007. Any payments or distributions made by the Company to its Parent have been for reimbursement of direct expenses incurred in connection with the Company's operations and interest under the subordinated loans. The Parent has no commitments to make any further advances to the Company.


HEDGING TRANSACTIONS

         The Company has utilized hedging transactions with respect to a portion of its oil and gas production to achieve a more predictable cash flow and to reduce its exposure to oil and gas price fluctuations. While these hedging arrangements limit the downside risk of adverse price movements, they also limit future revenues from favorable price movements. The use of hedging transactions also involves the risk that the counterparties will be unable to meet the financial terms of such transactions. When the Company has hedging transactions in place, the credit worthiness of counterparties is subject to continual review. The Company limits the duration of the transactions and the percentage of the Company's expected aggregate oil and gas production that may be hedged. The Company accounts for these transactions as hedging activities and, accordingly, gains or losses are included in oil and gas revenues when the hedged production is delivered.

         The Company has in the past entered into forward swap contracts with major financial institutions to reduce the price volatility on the sale of oil and gas production. In swap agreements, the Company receives the difference between a fixed price per unit of production and a floating price issued by a third party. If the floating price is higher than the fixed price, the Company pays the difference.

         As of March 31, 2000, the following commodity swap contracts were in place:

                                  Oil                                Gas
                                 Volume           Price            Volume             Price
                                Bbls/day          $/bbl            Mmbtu/d           $/mmbtu
                                --------          -----            -------           --------
                2nd Quarter        670            $19.70            15,000            $2.28
                3rd Quarter          0                 0            10,000            $2.30
                4th Quarter          0                 0            10,000            $2.30

         On April 25, 2000, the Company had hedging arrangements in place with The Chase Manhattan Bank, N.A., and Bank of America, N.A. The Company was prohibited by bankruptcy law from paying certain pre-petition debts falling due on April 25, 2000 with respect to these contracts. On April 26, 2000, the counterparties drew on letters of credit the Company had posted to secure its obligations to pay these obligations. In addition, the counterparties terminated the hedging arrangements with respect to future transactions, and closed out all hedging arrangements. The cost to terminate these contracts was $3.4 million.

         As a consequence of the early termination by The Chase Manhattan Bank, N.A., and Bank of America, N.A., the Company does not have any hedging arrangements in place presently. However, the Company has arranged to sell approximately 40% of its anticipated net daily gas production over the next three months at $3.305 per mmbtu.

NEW ACCOUNTING PRONOUNCEMENT

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

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         Except as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Hedging Transactions," there has been no material change to the information disclosed in the Company's most recent Annual Report on Form 10-K.



PART II. OTHER INFORMATION.


                           ITEM 1. LEGAL PROCEEDINGS.

         The Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on April 13, 2000. See discussion in the section of this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         The Company is in default under the indenture governing the 9 1/2% Notes. As a consequence of the bankruptcy filing, the Company is also in default of the Foothill Credit Facility. See discussion in the section of this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

The following instruments and documents are included as Exhibits to this Form 10-Q. Exhibits incorporated by reference are so indicated by parenthetical information.

Exhibit No.                Exhibit
-----------                --------

  27                       Financial Data Schedule

(b)    Reports on Form 8-K

       Date of Report           Item Reported        Financial Statements Filed

       February 15, 2000        Item 5               None
       April 18, 2000           Items 3 and 5        None

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Petsec Energy Inc.

 May 15, 2000                           By:  /s/ Ross A. Keogh


                                            ------------------------
                                            Ross A. Keogh
                                            Director, Vice President --
                                            Chief Financial Officer, and
                                            Treasurer
                                            (Principal Financial
                                              and Accounting Officer)






May 15, 2000                            By:  /s/ James E. Slatten, III


                                            ------------------------
                                            James E. Slatten, III
                                            Director, Vice President --
                                            Land and Legal, and Secretary
                                            (Duly Authorized Officer)

                                 EXHIBIT INDEX


      Exhibit No.                Exhibit
      -----------                -------
         27                Financial Data Schedule