Form 10-Q
period 2000-06-30
PETSEC ENERGY INC
filed 2000-08-14
CIK 1041895

================================================================================
                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
================================================================================
(Mark One)


[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended June 30, 2000

[ ]                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from........................to.......................
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

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                YES [X] NO [ ]

         (There has been no plan confirmed by a court pursuant to which securities were distributed.)


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On August 14, 2000, Petsec Energy Inc. has one class of common stock, and one share of common stock outstanding.

*Petsec Energy Inc. is a wholly owned operating subsidiary of Petsec Energy Ltd, a listed Australian public company registered with the Securities and Exchange Commission as a result of its public offering of American Depositary Receipts
(ADRs) traded on the OTC Bulletin Board (symbol: PSJEY.OB). Effective April 13, 2000 and as a result of Petsec Energy Inc.'s Chapter 11 bankruptcy filing, Petsec Energy Inc.'s financial results are no longer consolidated with the results of Petsec Energy Ltd. Shareholders and holders of American Depositary Receipts are advised to refer to the filings of Petsec Energy Ltd for the consolidated results prior to April 13, 2000.

Forward Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Form 10-Q, including without limitation statements regarding the projected cash flows, planned capital expenditures, oil and gas production and reserve additions, the Company's financial position, business strategy and other plans and objectives for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are numerous risks and uncertainties that can affect the outcome of certain events including many factors beyond the control of the Company including without limitation those described in the Company's latest Annual Report filed on Form 10-K with the Securities and Exchange Commission for the year ended December 31, 1999. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

                               PETSEC ENERGY INC.

                               INDEX TO FORM 10-Q

                                                                                                           Page
                                                                                                           ----
PART I.    FINANCIAL INFORMATION

           IMPORTANT NOTE:  The financial information in this Quarterly Report refers to Petsec
           Energy Inc., a wholly owned subsidiary of Petsec Energy Ltd.  The publicly listed Petsec
           Energy Ltd files its annual consolidated financial statements separately under Form 20-F and a summary of its quarterly consolidated financial statements under Form 6-K.
           Effective April 13, 2000 and as a result of its Chapter 11 bankruptcy filing, Petsec
           Energy Inc. is no longer consolidated in the results of Petsec Energy Ltd.

Item 1.   Financial Statements
              Balance Sheets................................................................................   4
              Statements of Operations and Accumulated Deficit..............................................   5
              Statements of Cash Flows......................................................................   6
              Notes to Financial Statements.................................................................  7-9

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations......................................................................... 10-16

Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk.............................................................................   16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................................................   17

Item 3.   Defaults Upon Senior Securities...................................................................   17

Item 6.   Exhibits and Reports on Form 8-K..................................................................   18


SIGNATURES..................................................................................................   19

                         PETSEC ENERGY INC.
             (DEBTOR-IN-POSSESSION AS OF APRIL 13, 2000)
           A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                           BALANCE SHEETS
            (Dollars in thousands, except share amounts)

                               ASSETS
                                                               June 30,   December 31,
                                                                 2000        1999
                                                             (Unaudited)
                                                             -----------  ------------
Current Assets
   Cash                                                      $    1,629   $    3,907
   Accounts receivable                                            5,664        3,980
   Other receivables                                                157           31
   Inventories of crude oil                                          45           45
   Prepaid expenses                                               3,258        1,363
                                                             ----------   ----------
        Total Current Assets                                     10,753        9,326
Property, plant and equipment - at cost under the successful ----------   ----------
   efforts method of accounting for oil and gas properties
   Proved oil and gas properties                                161,221      163,398
   Unproved oil and gas properties                                9,359       14,036
   Production facilities                                         46,484       44,483
   Other                                                          1,947        1,933
                                                             ----------   ----------
                                                                219,011      223,850
   Less accumulated depletion, depreciation and amortization   (150,180)    (142,263)
                                                             ----------   ----------
   Net property, plant and equipment                             68,831       81,587
                                                             ----------   ----------
Other Assets                                                      4,391        2,595
                                                             ----------   ----------
        Total Assets                                         $   83,975   $   93,508
                                                             ==========   ==========
                LIABILITIES AND SHAREHOLDER'S DEFICIT
 Liabilities Not Subject to Compromise
   Current liabilities:
     Trade accounts payable                                       1,114           --
     Interest payable                                                88           32
     Secured credit facility                                      1,597        7,875
     Accrued liabilities                                          2,918           --
     Provision for dismantlement                                  3,112        2,893
                                                             ----------   ----------
        Total Current Liabilities Not Subject to Compromise       8,829       10,800

 Liabilities Subject to Compromise
     Trade accounts payable                                       2,319        2,531
     Interest payable                                             9,908        6,465
     Unsecured debt:
         Senior subordinated notes                               99,692       99,684
         Shareholder loans                                       36,595       37,330
     Accrued liabilities                                            785        8,011
                                                             ----------   ----------
                                                                149,299      154,021
                                                             ----------   ----------
        Total Liabilities                                       158,128      164,821
                                                             ----------   ----------
Shareholder's Deficit:
  Common stock, $1 par value; authorized 1,000,000 shares;
       issued and outstanding 1 share                                --           --
  Additional paid-in-capital                                     21,897       21,818
  Accumulated deficit                                           (96,050)     (93,131)
                                                             ----------   ----------
        Total Shareholder's Deficit                             (74,153)     (71,313)
                                                             ----------   ----------
Total Liabilities and Shareholder's Deficit                  $   83,975   $   93,508
                                                             ==========   ==========

                See accompanying notes to financial statements.

                         PETSEC ENERGY INC.
             (DEBTOR-IN-POSSESSION AS OF APRIL 13, 2000)
           A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD

          STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                             (UNAUDITED)
                       (Dollars in thousands)

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                              -------------------            ------------------
                                                                2000       1999                2000      1999
                                                                ----       ----                ----      ----
Revenue:
   Oil and gas sales                                          $  9,887    $  8,031           $  17,089  $  17,346

Operating expenses:
   Lease operating expenses                                      1,300       1,739               2,682      3,415
   Production taxes                                                 99          62                 191        126
   Exploration expenditures                                        161         268                 520      1,913
   Abandonments                                                    671          --                 671        888
   General and administrative                                    1,114       1,340               2,238      2,627
   Stock compensation                                               30          83                  79        147
   Advice on liquidity solutions                                   140          --                 946         --
   Depletion, depreciation and amortization                      4,476       5,289               8,630     11,764
                                                              --------    --------           ---------  ---------
Total operating expenses                                         7,991       8,781              15,957     20,880
                                                              --------    --------           ---------  ---------
Income (loss) from operations                                    1,896        (750)              1,132     (3,534)

Other income (expenses):
   Interest expense  (contractual interest $3,700 and
       $7,389 for the three and six month periods ended
       June 30, 2000, respectively)                               (964)     (3,284)             (4,653)    (6,947)
   Interest income                                                   4          95                  31        160
   Other                                                           806        (181)              1,343       (369)
                                                              --------    --------           ---------  ---------
                                                                  (154)      (3,370)            (3,279)    (7,156)
                                                              ---------   --------           ---------  ---------
Income (loss) before bankruptcy items and income taxes           1,742       (4,120)            (2,147)   (10,690)

Bankruptcy items:
   Advice on liquidity solutions                                  (834)          --               (834)        --
   Interest earned on accumulated cash                              62                              62
                                                              --------    ---------          ---------  ---------
                                                                  (772)          --               (772)        --
                                                              --------    ---------          ---------  ---------
Income (loss) before  income taxes                                 970       (4,120)            (2,919)   (10,690)

Income taxes                                                        --           --                 --         --
                                                              --------    ---------          ---------  ---------
Net income (loss)                                                  970       (4,120)            (2,919)   (10,690)

Accumulated deficit at beginning of period                     (97,020)     (70,213)           (93,131)   (63,643)
                                                              --------    ---------          ---------   --------
Accumulated deficit at end of period                          $(96,050)   $ (74,333)         $ (96,050)  $(74,333)
                                                              ========    =========          =========   ========





                See accompanying notes to financial statements.

                         PETSEC ENERGY INC.
             (DEBTOR-IN-POSSESSION AS OF APRIL 13, 2000)
           A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD

                      STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                       (Dollars in thousands)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                              --------------------
                                                                                 2000       1999
                                                                                 ----       ----
Cash flows from operating activities:
Loss before bankruptcy items                                                  $ (2,147)   $ (10,690)
Adjustments to reconcile loss before bankruptcy items to
   net cash provided by operating activities:
   Depletion, depreciation and amortization                                      8,630       11,764
   Abandonments                                                                    671          888
   Gain on the sale of assets                                                     (593)          --
   Other                                                                          (196)         670
   Changes in operating assets and liabilities:
      Decrease (increase) in receivables                                        (1,684)       4,098
      Decrease (increase) in prepayments                                        (1,895)         141
      Decrease (increase) in other receivables                                    (126)       3,460
      Increase (decrease) in trade accounts payable                                562       (2,231)
      Decrease in other accrued liabilities                                       (500)        (466)
      Increase (decrease) in interest payable                                    3,529         (570)
                                                                              --------    ---------
             Net cash provided by operating activities before bankruptcy items   6,251        7,064

  Operating cash flows from bankruptcy items:
      Interest received on accumulated cash                                         62           --
      Payments for advice on liquidity solutions (all accrued at
          June 30, 2000)                                                            --           --
                                                                              --------    ---------
             Net cash provided by bankruptcy items                                  62           --
                                                                              --------    ---------
                  Net cash provided by operating activities                      6,313        7,064

Cash flows from investing activities:
   Proceeds from sale of oil and gas properties                                  8,450       70,045
   Lease acquisitions                                                               --       (1,985)
   Exploration and development expenditures                                     (8,483)      (6,691)
   Other asset additions                                                           (15)          --
                                                                              --------    ---------
                  Net cash (used in) provided by  investing activities             (48)      61,369
                                                                              --------    ---------
Cash flows from financing activities:
   Proceeds from secured credit facilities (pre-petition)                       19,330           --
   Repayment of secured credit facilities (pre-petition)                       (21,515)     (65,000)
   Proceeds from secured credit facilities (post-petition)                      17,358           --
   Repayment of secured credit facilities (post-petition)                      (23,716)          --
                                                                              --------    ---------

                  Net cash used in financing activities                         (8,543)     (65,000)
                                                                              --------    ---------
Net (decrease) increase  in cash                                                (2,278)       3,433
Cash at beginning of period                                                      3,907        1,024
                                                                              --------    ---------
Cash at end of period                                                         $  1,629    $   4,457
                                                                              ========    =========


                See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                   (DEBTOR-IN-POSSESSION AS OF APRIL 13, 2000)
                 A WHOLLY-OWNED SUBSIDIARY OF PETSEC ENERGY LTD
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

           The financial information for the three and six-month periods ended June 30, 2000 and 1999 has not been audited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the current period's presentations. The results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year.

NOTE 2 - On April 13, 2000, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Louisiana, Opelousas Division (the "Bankruptcy Court"). The Bankruptcy Court assumed jurisdiction on that day. The case name is In Re Petsec Energy Inc., and the docket number is 00BK-50741 (the "Bankruptcy Case"). Subject to the supervision of the Bankruptcy Court, the Company remains in possession of the Company's assets and will manage the business for the benefit of the Company's creditors and equity holder in accordance with Sections 1107 and 1108 of the Bankruptcy Code.

           The Company did not make the $4.75 million interest payment due on December 15, 1999 to the holders of its 9 1/2% senior subordinated notes due June 2007 (the "9 1/2% Notes"). On January 18, 2000, after asking the noteholders to organize, the Company met with an informal subcommittee of the holders of the 9 1/2% Notes in an effort to reach a solution to its financial situation. On June 16, 2000, an agreement was reached among the Company, Petsec (USA) Inc., as equity owner ("PUSA"), certain senior management of the Company, the Official Committee of Unsecured Creditors in the Bankruptcy Case and certain holders of the 9 1/2% Notes. The agreement provides for the sale of the Company or all of its assets and for distribution of the sale proceeds to the Company's creditors, PUSA and certain of the Company's senior management team in the USA. Upon confirmation by the Bankruptcy Court of a Plan of Reorganization incorporating the agreement discussed above, the Company will adopt the liquidation basis of accounting. As of June 30, 2000, no adjustments have been made to reflect this basis of accounting. Details of the June 16, 2000 agreement are described in the 8-K current report filed by the Company with the Securities and Exchange Commission on June 19, 2000.

           On June 30, 2000, the Company filed a Plan of Reorganization (the "Plan") and a Disclosure Statement (the Disclosure Statement, and together with the Plan, collectively the "Plan Documents") that incorporates the provisions of the June 16, 2000 agreement. Neither the Disclosure Statement nor the Plan has been approved by the Bankruptcy Court. A hearing on the adequacy of the Disclosure Statement was held by the Bankruptcy Court on July 31, 2000. The Bankruptcy Court adjourned the Disclosure Statement hearing until August 16, 2000.

           Liquidity Position

           The Company has inadequate capital resources to service its debt and meet anticipated capital requirements necessary to maintain and grow its business over the long term. After filing for bankruptcy protection, the Company entered into a post-petition revolving credit facility with Foothill Capital Corporation ("Foothill"), the Company's pre-petition lender, which was approved by the Bankruptcy Court on June 20, 2000. The revolving facility is for $30 million, subject to monthly borrowing base adjustments, and is expected to provide the Company with sufficient liquidity throughout the Bankruptcy Case although there can be no assurance of this. On August 10, 2000, $1.7 million was drawn on the facility and $1.0 million cash was on hand.

           Secured Credit Facility

           On June 20, 2000, the Company entered into a $30 million revolving credit facility with Foothill. Under the facility, outstanding borrowings accrue interest at the reference rate most recently announced by Wells Fargo Bank N.A., (9.5% per annum as of July 31,
           2000) plus a margin of 2.5% per annum; the default rate is the reference rate plus 6.5%. The Company is also required to pay an unused line fee of 0.5% of the unused amount available for borrowing, a $10,000 per month service charge and certain other fees and expenses. The Company has paid all interest that is presently due.

           Public Senior Subordinated Indebtedness

           In June 1997 the Company issued $100 million of 9 1/2% Notes. The principal is due in a lump sum in June 2007. The 9 1/2% Notes were issued at a discount with a yield to maturity of 9.56% per annum. Interest at the rate of 9.5% per annum is payable semiannually on June 15 and December 15 of each year.

           The Company did not make the interest payment due in the amount of $4.75 million on the 9 1/2% Notes at December 15, 1999, and is in default under the Indenture governing the 9 1/2% Notes. The Company did not make the interest payment due in the amount of $4.75 million on June 15, 2000. The 9 1/2% Notes and accrued interest are classified as "liabilities subject to compromise" and the Company has discontinued accruing interest effective April 13, 2000.

           Subordinate Loans from PUSA

           Petsec Energy Ltd ("PEL"), indirectly through PUSA, made an initial cash investment of $11.4 million in the Company and subsequently increased this investment with advances of $18.5 million from an Australian offering of Ordinary Shares in September 1995 and $31.0 million out of the net proceeds from a U.S. offering of ADRs in July 1996.

           Funds advanced by PUSA historically have been provided substantially in the form of subordinated loans denominated in Australian and US dollars. These loans are subordinated to the payment of both the Foothill credit facility and the 9 1/2% Notes. The biannual interest payments on these loans were not paid in January and July, 2000. These loans and accrued interest are classified as "liabilities subject to compromise" and the Company has discontinued accruing interest effective April 13, 2000. The loans from PUSA do not have mandatory principal payments due until December 31, 2007. Any payments or distributions made by the Company to PEL and PUSA have been for reimbursement of direct expenses incurred in connection with the Company's operations and interest under the subordinated loans. Neither PEL nor PUSA has any commitments to make any further advances to the Company.

NOTE 3 - The Company is involved in certain lawsuits arising in the ordinary course of business. While the outcome of any of these lawsuits cannot be predicted with certainty, management expects these matters to have no material adverse effect on the financial position, results of operations or liquidity of the Company.

NOTE 4 - The Company has in the past entered into forward swap contracts with major financial institutions to reduce the price volatility on the sale of oil and gas production. In swap agreements, the Company receives the difference between a fixed price per unit of production and a floating price issued by a third party. If the floating price is higher than the fixed price, the Company pays the difference.

           On April 25, 2000, the Company had hedging arrangements in place with The Chase Manhattan Bank, N.A., and Bank of America, N.A. The Company was prohibited by bankruptcy law from paying certain pre-petition debts falling due on April 25, 2000 with respect to these contracts. On April 26, 2000, the counterparties drew on letters of credit the Company had posted to secure its obligations to pay these obligations. In addition, the counterparties terminated the hedging arrangements with respect to future transactions, and closed out all hedging arrangements. The cost to terminate these contracts was $3.0 million. At June 30, 2000, $1.6 million of this cost is included in prepaid expenses and will be recognized over the original terms of the agreements until adoption of the liquidation basis of accounting.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion is intended to assist in the understanding of Petsec Energy Inc.'s (the "Company's") historical financial position and results of operations for the three-month and six-month periods ended June 30, 2000 and 1999. The Company's unaudited financial statements and notes thereto should be referred to in conjunction with the following discussion.

         On April 13, 2000, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Western District of Louisiana, Opelousas Division (the "Bankruptcy Court"). The Bankruptcy Court assumed jurisdiction on that day. The case name is In Re Petsec Energy Inc., and the docket number is 00BK-50741 (the "Bankruptcy Case"). Subject to the supervision of the Bankruptcy Court, the Company remains in possession of the Company's assets and will manage the business for the benefit of the Company's creditors and equity holder in accordance with Sections 1107 and 1108 of the Bankruptcy Code.

         The Company did not make the $4.75 million interest payment due on December 15, 1999 to the holders of its 9 1/2% senior subordinated notes due June 2007 (the "9 1/2% Notes"). On January 18, 2000, after asking the noteholders to organize, the Company met with an informal subcommittee of the holders of the 9 1/2% Notes in an effort to reach a solution to its financial situation. On June 16, 2000, an agreement was reached among the Company, Petsec
(USA) Inc., as equity owner ("PUSA"), certain senior management of the Company, the Official Committee of Unsecured Creditors in the Bankruptcy Case and certain holders of the 9 1/2% Notes. The agreement provides for the sale of the Company or all of its assets and for distribution of the sale proceeds to the Company's creditors, PUSA and certain of the Company's senior management team in the USA. Upon confirmation by the Bankruptcy Court of a Plan of Reorganization incorporating the agreement discussed above, the Company will adopt the liquidation basis of accounting. As of June 30, 2000, no adjustments have been made to reflect this basis of accounting. Details of the June 16, 2000 agreement are described in the 8-K current report filed by the Company with the Securities and Exchange Commission on June 19, 2000.

         On June 30, 2000, the Company filed a Plan of Reorganization (the "Plan") and a Disclosure Statement (the Disclosure Statement, and together with the Plan, collectively the "Plan Documents") that incorporates the provisions of the June 16, 2000 agreement. Neither the Disclosure Statement nor the Plan has been approved by the Bankruptcy Court. A hearing on the adequacy of the Disclosure Statement was held by the Bankruptcy Court on July 31, 2000. The Bankruptcy Court adjourned the Disclosure Statement hearing until August 16, 2000.

         Consistent with the Plan Documents and the June 16, 2000 agreement, the Company has commenced a marketing process to sell the Company or all of its assets. The investment banking firm of Houlihan, Lokey, Howard & Zukin Capital, L.P., ("HLHZ") has been approved by the Bankruptcy Court as the transaction broker. The Company, through HLHZ, has distributed an information memorandum describing the Company and its assets to certain potential acquirers, and a data room was opened on July 13, 2000 to facilitate the sale process.

GENERAL INFORMATION

         The Company is the wholly owned principal operating subsidiary of Petsec Energy Ltd ("PEL"), an Australian public company with ordinary shares listed on the Australian Stock Exchange (symbol: PSA) and American Depositary Receipts ("ADRs") traded on the OTC Bulletin Board (symbol: PSJEY.OB). The results discussed in this report refer only to the Company. PEL's results are filed with the Securities and Exchange Commission separately under Forms 6-K (quarterly) and 20-F (annually). PEL's shareholders and holders of ADRs are advised to refer to these filings for information pertaining to PEL.

          The Company explores for, develops and produces hydrocarbons primarily in state and federal waters in the Gulf of Mexico. A discussion of the Company's operating history is contained in the Company's most recent Annual Report on Form 10-K.

          On August 3, 2000, the Company entered into a purchase and sale agreement with LLOG Exploration Offshore, Inc. ("LLOG") to sell to LLOG effective as of August 1, 2000 all of the Company's interest in six exploratory leases and one producing lease in the Mustang Island area for a cash payment of $6.4 million. Net reserves attributable to the Mustang Island 883S producing lease, estimated by Ryder Scott Company, L.P., the Company's independent reserve engineering firm, are 83,986 barrels of oil and 3.2 Bcf of gas as of July 1, 2000. The sale is conditioned upon obtaining the approval of the Bankruptcy Court after notice of the sale has been provided to interested parties who will have the opportunity to make "higher and better" competitive offers under the Bankruptcy Code. Other customary closing conditions are contained in the purchase and sale agreement. The leases subject to the sale cover portions of Mustang Island blocks 748L, 749L, 795L, 797L, 883S, 940S and 941S. Not taking into account the potential sale to LLOG, the Company has 40 leases in state and federal waters off the Louisiana and Texas coasts, 21 of which are producing.

         At the request of the Company, Ryder Scott Company, L.P., issued a mid-year reserve analysis on June 12, 2000, effective as of July 1, 2000. The Company had this mid-year report prepared for use in connection with the sale process. The report was not prepared in accordance with Securities and Exchange Commission rules; it used pricing assumptions selected by the Company and was prepared using a forward looking effective date. The pricing assumptions, present value calculations and reserve estimates were disclosed by the Company in an 8-K Current Report filed with the Securities and Exchange Commission on June 19, 2000.

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

         The Company reimburses PEL and PUSA for direct expenses incurred in connection with its operations. In addition, the Company has received subordinated loans from PUSA to finance its operations. See the discussion below in the "Liquidity and Capital Resources" section of this Form 10-Q.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company.

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         JUNE 30                     JUNE 30
                                                  ------------------------    ------------------------
                                                    2000         1999            2000           1999
                                                    ----         ----            ----           ----
NET PRODUCTION:
  Gas (MMcf)                                         1,935       2,140           3,363          4,761
  Oil (MBls)                                           176         202             345            451
  Total (MMcfe)                                      2,991       3,352           5,433          7,467
NET SALES DATA (IN THOUSANDS):
  Gas                                               $5,361      $4,780         $ 8,547        $10,963
  Oil                                               $4,526      $3,251         $ 8,542        $ 6,383
  Total                                             $9,887      $8,031         $17,089        $17,346
AVERAGE SALES PRICE (1):
  Gas (per Mcf)                                     $ 2.77      $ 2.23          $ 2.54        $  2.30
  Oil (per Bbl)                                     $25.72      $16.09          $24.76        $ 14.15
  Total (per Mcfe)                                  $ 3.31      $ 2.40          $ 3.15        $  2.32
AVERAGE COSTS (PER MCFE):
  Lease operating expenses                          $ 0.47      $ 0.54          $ 0.53        $  0.47
  Depletion, depreciation, and amortization         $ 1.50      $ 1.58          $ 1.59        $  1.58
  General, administrative and other expenses        $ 0.38      $ 0.42          $ 0.43        $  0.37

(1)   Includes effects of hedging activities

         GENERAL. During the three months ended June 30, 2000, four wells were brought into production: Grand Isle 45 #2, Mustang Island 883S #1ST, Main Pass 90 #1 and Main Pass 93 #1.

         The Company sold all of its interests in West Delta 112/113, West Cameron 515/516/526 and Vermilion 34/47 for $8.45 million effective February 1, 2000. The sale was completed on April 11, 2000 and resulted in a gain of $0.6 million. The net proceeds were used to reduce the Company's secured debt.

         OIL AND GAS REVENUES. Oil and gas revenues for the three months ended June 30, 2000 were $9.9 million, an increase of $1.9 million, or 24%, from $8.0 million for the comparable period in 1999. A 10% decrease in gas production coupled with a 24% increase in gas prices, resulted in a $0.6 million increase in gas revenues. A 13% decrease in oil production offset by a 60% increase in oil prices resulted in a $1.3 million increase in oil revenues.

         Oil and gas revenues for the six-month period ended June 30, 2000 were $17.1 million, a decrease of $0.2 million, or 1% below $17.3 million for the comparable period in 1999. Oil production in the first half of 2000 decreased 24% and gas production decreased 29% over the comparable 1999 period. The average realized price of oil increased by 75% and gas increased by 10%.

         For the three months ended June 30, 2000, the average realized gas price was $2.77 per Mcf, or 16% below the $3.31 per Mcf average gas price before hedging. Over the same period, the average realized oil price was $25.72 per Bbl, or 7% below the $27.80 per Bbl average oil price before hedging. Hedging activities resulted in a $1.4 million decrease in oil and gas revenues. For the comparable period in 1999 the average realized gas price was $2.23 per Mcf, or 12% above the

$2.00 per Mcf average gas price before hedging. In the same period the average realized oil price was $16.09, or 3% below the $16.64 per Bbl average oil price before hedging. Hedging activities resulted in a $0.4 million increase in oil and gas revenues for the three-month period ended June 30, 1999.

         For the six months ended June 30, 2000, the average realized gas price was $2.54 per Mcf, or 14% below the $2.94 per Mcf average gas price before hedging. Over the same period, the average realized oil price was $24.76 per Bbl, or 12% below the $28.21 per Bbl average oil price before hedging. Hedging activities resulted in a $2.5 million decrease in oil and gas revenues for the six-month period ended June 30, 2000. For the comparable period in 1999, the average realized gas price was $2.30 per Mcf, or 26% above the $1.82 per Mcf average gas price before hedging. In the same period the average realized oil price was $14.15, or 8% above the $13.08 per Bbl average oil price before hedging. Hedging activities resulted in a $2.8 million increase in oil and gas revenues for the six-month period ended June 30, 1999.

         LEASE OPERATING EXPENSES (including production taxes). Lease operating expenses decreased 22% to $1.4 million for the three months ended June 30, 2000, from $1.8 million for the three months ended June 30, 1999. Lease operating expenses per Mcfe decreased from $0.54 for the comparable period in 1999 to $0.47 for the three months ended June 30, 2000 as a result of lower workover costs.

         Lease operating expenses for the six-month period ended June 30, 2000 were $2.9 million, a decrease of 17% from the corresponding period in 1999. Lease operating expenses per Mcfe increased from $0.47 for the comparable period in 1999 to $0.53 for the first half of 2000 due to production decline.

         DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). DD&A expense decreased $0.8 million, or 15% to $4.5 million for the three months ended June 30, 2000, from $5.3 million for the same period in 1999. Due to reserve revisions by the Company's independent reserve engineers at June 30, 2000 the unit rate decreased to $1.50 per Mcfe for the three months ended June 30, 2000 from $1.58 per Mcfe for the same period in 1999.

         DD&A expense for the six-month period ended June 30, 2000 decreased 27% to $8.6 million from $11.8 million for the corresponding period in 1999. The depletion rate per unit of $1.59 per Mcfe for the six-month period ended June 30, 2000 increased slightly from $1.58 per Mcfe for the corresponding period in 1999.

         EXPLORATION EXPENDITURES AND ABANDONMENTS. Seismic, geological and geophysical expenditures of $0.2 million were expensed during the quarter, a decrease of $0.1 million from the comparable period in 1999. Abandonment charges of $0.7 million were recorded for the three months ended June 30, 2000 for the West Cameron 542 lease, which went offline and has expired.

         Exploration expenditures for the six months ended June 30, 2000 were $0.5 million, a decrease of $1.4 million over the comparable period in 1999. Abandonment charges for the six months ended June 30, 2000 were $0.7 million compared to $0.9 million for the same period in 1999.

         INTEREST EXPENSE. Interest expense decreased $2.3 million, or 70% to $1.0 million for the three months ended June 30, 2000, from $3.3 million for the same period in 1999.

         For the six months ended June 30, 2000, interest expense was $4.7 million compared to interest expense of $6.9 million during the same period in 1999 primarily due to the automatic stay as a result of the bankruptcy filing. Contractual interest for the three and six month periods ended June 30, 2000 would have been $3.7 million and $7.4 million, respectively.

         GENERAL, ADMINISTRATIVE AND STOCK COMPENSATION EXPENSE. General, administrative and stock compensation expense decreased $0.2 million, or 15%, to $1.1 million for the three months ended June 30, 2000 from $1.3 million for the comparable period in 1999. On a per Mcfe basis, the rate was $0.38 per Mcfe for both periods.

         For the six-month period ended June 30, 2000, the general, administrative and stock compensation expense decreased $0.5 million to $2.3 million from $2.8 million for the comparable period in 1999. On a per Mcfe basis, the rate increased from $0.37 per Mcfe for the six-month period ended June 30, 1999 to $0.43 per Mcfe for the comparable period in 2000 due to production decline.

         ADVICE ON LIQUIDITY SOLUTIONS. For the three-month period ended June 30, 2000, professional services for advice on the Company's liquidity problems were $0.1 million prior to April 13, 2000 and $0.8 million thereafter.

         For the six-month period ended June 30, 2000, professional services for advice on the Company's liquidity problems was $1.8 million.

         NET INCOME (LOSS). Net income of $1.0 million was recorded for the three months ended June 30, 2000, an increase of $5.1 million from the net loss of $4.1 million for the comparable period in 1999. The net loss for the six months ended June 30, 2000 was $2.9 million, an improvement of $7.8 million over the comparable 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

         The Company has inadequate capital resources to service its debt and meet anticipated capital requirements necessary to maintain and grow its business over the long term. After filing for bankruptcy protection, the Company entered into a post-petition revolving credit facility with Foothill Capital Corporation ("Foothill"), the Company's pre-petition lender, which was approved by the Bankruptcy Court on June 20, 2000. The revolving credit facility is for $30 million, subject to monthly borrowing base adjustments, and is expected to provide the Company with sufficient liquidity throughout the Bankruptcy Case although there can be no assurance of this. On August 10, 2000, $1.7 million was drawn on the facility and $1.0 million cash was on hand.

Cash Flow

         The following table represents cash flow data for the Company for the periods indicated:

                                                                                Six Months Ended
                                                                                   June 30,
                                                                        --------------------------------
                                                                                 ( in thousands)
                                                                             2000               1999
                                                                             ----               ----
    Cash flow data

         Net cash provided by operating activities                           $6,313         $   7,064
         Net cash (used in) provided by investing activities                    (48)           61,369
         Net cash used in financing activities                               (8,543)          (65,000)

         The decrease in cash provided by operating activities from 1999 to 2000 was due primarily to lower production and the effect of working capital changes. Cash provided by operating activities in both years was impacted by positive working capital changes. Cash provided by operating activities before working capital changes in 2000 and 1999 was $6.4 million and $2.6 million, respectively.

         The cash provided by investing activities in 2000 resulted from the receipt of net proceeds from the sale of certain oil and gas assets net of expenditures on oil and gas exploration and development activities. The cash provided by investing activities in 1999 was due primarily to the receipt of proceeds from the sale of a 50% working interest in certain assets to Apache Corporation.

         The cash movements in financing activities in 2000 and 1999 consisted of repayments and borrowings under the secured credit facilities.

Capital Expenditures

         During the three-month period ended June 30, 2000, the Company spent $3.2 million in capital and exploration expenditures, and in the six months ended June 30, 2000 spent $8.5 million. In the comparable periods in 1999, the Company spent $4.5 million and $8.7 million, respectively.

         To meet anticipated capital requirements, the Company has obtained post-petition credit from Foothill, which was approved by the Bankruptcy Court on June 20, 2000. See the foregoing discussion in this "Liquidity and Capital Resources" section of this Form 10-Q.

Secured Credit Facility

         On June 20, 2000, the Company entered into a $30 million revolving credit facility with Foothill. Under the facility, outstanding borrowings accrue interest at the reference rate most recently announced by Wells Fargo Bank N.A., (9.5% per annum as of July 31, 2000) plus a margin of 2.5% per annum; the default rate is the reference rate plus 6.5%. The Company is also required to pay an unused line fee of 0.5% of the unused amount available for borrowing, a $10,000 per month service charge and certain other fees and expenses. The Company has paid all interest that is presently due.

Public Senior Subordinated Indebtedness

         In June 1997 the Company issued $100 million of 9 1/2% Senior Subordinated Notes. The principal is due in a lump sum in June 2007. The 9 1/2% Notes were issued at a discount with a yield to maturity of 9.56% per annum. Interest at the rate of 9.5% per annum is payable semiannually on June 15 and December 15 of each year.

         The Company did not make the interest payment due in the amount of $4.75 million on the 9 1/2% Notes at December 15, 1999, and is in default under the Indenture governing the 9 1/2% Notes. The Company did not make the interest payment due in the amount of $4.75 million on June 15, 2000.

Subordinate Loans from PUSA

         PEL, indirectly through PUSA, made an initial cash investment of $11.4 million in the Company and subsequently increased this investment with advances of $18.5 million from an Australian offering of Ordinary Shares in September 1995 and $31.0 million out of the net proceeds from a U.S. offering of ADRs in July 1996.

         Funds advanced by PUSA historically have been provided substantially in the form of subordinated loans denominated in Australian and US dollars. These loans are subordinated to the payment of both the Foothill credit facility and the 9 1/2% Notes. The biannual interest payments on these loans were not paid in January and July, 2000, and as a result of the Chapter 11 filing, interest has ceased to be accrued as of April 13, 2000. The loans from PUSA do not have mandatory principal payments due until December 31, 2007. Any payments or distributions made by the Company to PEL and PUSA have been for reimbursement of direct expenses incurred in connection with the Company's operations and interest under the subordinated loans. Neither PEL nor PUSA has any commitments to make any further advances to the Company.

NEW ACCOUNTING PRONOUNCEMENT

         In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (Statement 133), "Accounting for Derivative Instruments and Hedging Activities". Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge," "cash flow hedge," or a hedge of the foreign currency exposure of a net investment in a foreign operation. Statement 133 amends and supersedes a number of existing Statements of Financial Accounting Standards, and nullifies or modifies the consensus reached in a number of issues addressed by the Emerging Issues Task Force. Statement 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is assessing the impact of adoption of Statement 133 and, at the present time, has not quantified the effect of adoption or continuing impact of such adoption.

                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         Except as described in Note 4 to the unaudited financial statements, there has been no material change to the information disclosed in the Company's most recent Annual Report on Form 10-K.

PART II. OTHER INFORMATION.

                           ITEM 1. LEGAL PROCEEDINGS.

         As reported in the Form 10-Q filed by the Company on May 15, 2000, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on April 13, 2000. Other than the filing of the Plan Documents with the Bankruptcy Court (see discussion in the section of this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations"), there have not been any material developments in the Bankruptcy Case during the period covered by this Form 10-Q.

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

Exhibit No.                Exhibit
-----------                -------
2.1               Plan of Reorganization filed with the Bankruptcy Court dated June 30, 2000.

10.11             Term Sheet dated June 16, 2000 entered into, among others, by and among
                  Petsec Energy Inc., the Official Committee of Unsecured Creditors of In Re
                  Petsec Energy Inc., and certain holders of Petsec's 9 1/2% subordinated notes due 2007.

10.12             Post-Petition Loan and Security Agreement executed by and between Petsec
                  Energy Inc., as Borrower, and certain Financial Institutions
                  Named Therein, as Lenders, and Foothill Capital Corporation,
                  as Agent, dated as of June 20, 2000.

10.13             Purchase and Sale Agreement between Petsec Energy Inc., as Seller, and LLOG
                  Exploration Offshore, Inc., as Buyer, dated August 3, 2000

27                Financial Data Schedule




(b)      Reports on Form 8-K

         Date of Report            Item Reported      Financial Statements Filed

         April 20, 2000            Items 3 and 5      None

         June 19, 2000             Item 5             None

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       Petsec Energy Inc.

  August 14, 2000      By:    Ross A. Keogh


                       -----------------------------
                       Ross A. Keogh
                       Director, Vice President--Chief Financial Officer, and Treasurer
                       (Principal Financial and Accounting Officer)






  August 14, 2000      By:    James E. Slatten, III


                       ------------------------
                       James E. Slatten, III
                       Director, Vice President--Land and Legal, and Secretary (Duly Authorized Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------
 2.1              Plan of Reorganization filed with the Bankruptcy Court dated June 30, 2000.

10.11             Term Sheet dated June 16, 2000 entered into, among others, by and among
                  Petsec Energy Inc., the Official Committee of Unsecured Creditors of In Re
                  Petsec Energy Inc., and certain holders of Petsec's 9 1/2% subordinated notes due 2007.

10.12             Post-Petition Loan and Security Agreement executed by and between Petsec
                  Energy Inc., as Borrower, and certain Financial Institutions
                  Named Therein, as Lenders, and Foothill Capital Corporation,
                  as Agent, dated as of June 20, 2000.

10.13             Purchase and Sale Agreement between Petsec Energy Inc., as Seller, and LLOG
                  Exploration Offshore, Inc., as Buyer, dated August 3, 2000

27                Financial Data Schedule