Form 10-Q
period 2000-09-30
PETSEC ENERGY INC
filed 2000-11-14
CIK 1041895

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from           to
                                            -----------  ----------

                        Commission file number 333-31625*

                               PETSEC ENERGY INC.*
             (Exact name of Registrant as specified in its charter)

               NEVADA                                           84-1157209
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

     143 RIDGEWAY DRIVE, SUITE 113
         LAFAYETTE, LOUISIANA                                     70503
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

On November 14, 2000, Petsec Energy Inc. has one class of common stock, and one share of common stock outstanding.


*Petsec Energy Inc. is a wholly owned operating subsidiary of Petsec Energy Ltd, a listed Australian public company registered with the Securities and Exchange Commission as a result of its public offering of American Depositary Receipts
(ADRs) traded under the ticker symbol PSJEE.OB. Effective April 13, 2000 and as a result of Petsec Energy Inc.'s Chapter 11 bankruptcy filing, Petsec Energy Inc.'s financial results are no longer consolidated with the results of Petsec Energy Ltd. Shareholders and holders of American Depositary Receipts are advised to refer to the filings of Petsec Energy Ltd for the consolidated results prior to April 13, 2000.


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

                               PETSEC ENERGY INC.

                                TABLE OF CONTENTS


PART 1. FINANCIAL INFORMATION*                                                                                4

ITEM 2. FINANCIAL STATEMENTS..................................................................................4

        Balance Sheets........................................................................................4
        Statements of Operations and Accumulated Deficit......................................................5
        Statements of Cash Flows..............................................................................6
        Notes To Financial Statements.........................................................................7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................10


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................18



PART II. OTHER INFORMATION...................................................................................18

ITEM 1. LEGAL PROCEEDINGS....................................................................................18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................................................................18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................................................19

SIGNATURES...................................................................................................20


           * IMPORTANT NOTE: The financial information in this Quarterly Report refers to Petsec Energy Inc., a wholly owned subsidiary of Petsec Energy Ltd. The publicly listed Petsec Energy Ltd files its annual consolidated financial statements separately under Form 20-F and a summary of its quarterly consolidated financial statements under Form 6-K. Effective April 13, 2000 and as a result of its Chapter 11 bankruptcy filing, Petsec Energy Inc. is no longer consolidated in the results of Petsec Energy Ltd.

PART 1. FINANCIAL INFORMATION

ITEM 2. FINANCIAL STATEMENTS

                               PETSEC ENERGY INC.
                   (DEBTOR-IN-POSSESSION AS OF APRIL 13, 2000)
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD

                                 BALANCE SHEETS
                  (Dollars in thousands, except share amounts)



                                                                      SEPTEMBER 30,
                                                                          2000         DECEMBER 31,
                                                                       (UNAUDITED)         1999
                                                                      -------------    ------------
                                             ASSETS
Current Assets
   Cash                                                               $      12,289    $      3,907
   Accounts receivable                                                        6,229           3,980
   Other receivables                                                            152              31
   Inventories of crude oil                                                      45              45
   Prepaid expenses                                                           3,677           1,363
                                                                      -------------    ------------
           Total Current Assets                                              22,392           9,326
                                                                      -------------    ------------

Property, plant and equipment - at cost under the successful efforts method of accounting for oil and gas properties
   Proved oil and gas properties                                            161,385         163,398
   Unproved oil and gas properties                                            8,660          14,036
   Production facilities                                                     45,956          44,483
   Other                                                                      1,947           1,933
                                                                      -------------    ------------
                                                                            217,948         223,850
   Less accumulated depletion, depreciation and amortization               (156,773)       (142,263)
                                                                      -------------    ------------
   Net property, plant and equipment                                         61,175          81,587
                                                                      -------------    ------------
Other Assets                                                                  3,886           2,595
                                                                      -------------    ------------

           Total Assets                                               $      87,453    $     93,508
                                                                      =============    ============

                                LIABILITIES AND SHAREHOLDER'S DEFICIT
 Liabilities Not Subject to Compromise
   Current liabilities:
     Trade accounts payable                                                     691              --
     Interest payable                                                             9              32
     Secured credit facility                                                     --           7,875
     Accrued liabilities                                                      4,033              --
     Provision for dismantlement                                              3,221           2,893
                                                                      -------------    ------------
           Total Current Liabilities not Subject to Compromise                7,954          10,800

 Liabilities Subject to Compromise

     Trade accounts payable                                                   2,168           2,531
     Interest payable                                                         9,908           6,465
     Unsecured debt:
         Senior subordinated notes                                           99,692          99,684
         Shareholder loans                                                   36,595          37,330
     Accrued liabilities                                                        785           8,011
                                                                      -------------    ------------
                                                                            149,148         154,021
                                                                      -------------    ------------
           Total Liabilities                                                157,102         164,821
                                                                      -------------    ------------

Shareholder's Deficit:
  Common stock, $1 par value; authorized 1,000,000 shares;
       issued and outstanding 1 share                                            --              --
  Additional paid-in-capital                                                 21,923          21,818
  Accumulated deficit                                                       (91,572)        (93,131)
                                                                      -------------    ------------
           Total Shareholder's Deficit                                      (69,649)        (71,313)
                                                                      -------------    ------------

Total Liabilities and Shareholder's Deficit                           $      87,453    $     93,508
                                                                      =============    ============


                See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                   (DEBTOR-IN-POSSESSION AS OF APRIL 13, 2000)
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD

                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                    ------------------------    ------------------------
                                                                       2000          1999          2000          1999
                                                                    ----------    ----------    ----------    ----------
Revenue:
   Oil and gas sales                                                $   13,257    $    6,914    $   30,346    $   24,260

Operating expenses:
   Lease operating expenses                                              2,629         1,607         5,311         5,022
   Production taxes                                                        189            44           380           170
   Exploration expenditures                                                 42           522           562         2,435
   Abandonments and impairments                                          2,516            71         3,187           959
   General and administrative                                            1,011           902         3,249         3,529
   Stock compensation                                                       26            49           105           196
   Advice on liquidity solutions                                            --            --           946            --
   Depletion, depreciation and amortization                              4,441         4,398        13,071        16,162
                                                                    ----------    ----------    ----------    ----------

Total operating expenses                                                10,854         7,593        26,811        28,473
                                                                    ----------    ----------    ----------    ----------

Income (loss) from operations                                            2,403          (679)        3,535        (4,213)

Other income (expenses):
   Interest expense (contractual interest $3,785 and
       $11,174 for the three and nine month periods ended
       September 30, 2000, respectively)                                  (613)       (3,288)       (5,266)      (10,235)
   Interest income                                                          --            58            31           218
   Other, primarily gain on sale of assets                               3,570            63         4,913          (306)
                                                                    ----------    ----------    ----------    ----------

                                                                         2,957        (3,167)         (322)      (10,323)
                                                                    ----------    ----------    ----------    ----------


Income (loss) before bankruptcy items and income taxes                   5,360        (3,846)        3,213       (14,536)

Bankruptcy items:
   Advice on liquidity solutions                                          (912)           --        (1,746)           --
   Interest earned on accumulated cash                                      30            --            92            --
                                                                    ----------    ----------    ----------    ----------
                                                                          (882)           --        (1,654)           --

Income (loss) before  income taxes                                       4,478        (3,846)        1,559       (14,536)

Income taxes                                                                --            --            --            --
                                                                    ----------    ----------    ----------    ----------

Net income (loss)                                                        4,478        (3,846)        1,559       (14,536)

Accumulated deficit at beginning of period                             (96,050)      (74,333)      (93,131)      (63,643)
                                                                    ----------    ----------    ----------    ----------

Accumulated deficit at end of period                                $  (91,572)   $  (78,179)   $  (91,572)   $  (78,179)
                                                                    ==========    ==========    ==========    ==========


                 See accompanying notes to financial statements.

                               PETSEC ENERGY INC.
                   (DEBTOR-IN-POSSESSION AS OF APRIL 13, 2000)
                 A WHOLLY OWNED SUBSIDIARY OF PETSEC ENERGY LTD

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                      ------------------------
                                                                                         2000          1999
                                                                                      ----------    ----------
Cash flows from operating activities:
Income (loss) before bankruptcy items                                                 $    3,213    $  (14,536)
Adjustments to reconcile income (loss) before bankruptcy items to net cash provided by operating activities:
   Depletion, depreciation and amortization                                               13,071        16,162
   Abandonments and impairments                                                            3,187           959
   Gain on the sale of assets                                                             (4,163)           --
   Other                                                                                     379           685
   Changes in operating assets and liabilities:
      Decrease (increase) in receivables                                                  (2,249)        3,354
      Increase in prepayments                                                             (2,314)       (1,621)
      Decrease (increase) in other receivables                                              (121)        4,423
      Increase (decrease) in trade accounts payable                                          747        (1,943)
      Increase (decrease) in other accrued liabilities                                       663           (41)
      Increase in interest payable                                                         3,420         1,293
                                                                                      ----------    ----------
             Net cash provided by operating activities before bankruptcy items            15,833         8,735

  Operating cash flows from bankruptcy items:
      Interest received on accumulated cash                                                   92            --
      Payments for advice on liquidity solutions                                          (1,235)           --
                                                                                      ----------    ----------
             Net cash used by bankruptcy items                                            (1,143)           --
                                                                                      ----------    ----------
                           Net cash provided by operating activities                      14,690         8,735

Cash flows from investing activities:
   Proceeds from sale of oil and gas properties                                           15,279        71,727
   Lease acquisitions                                                                         --        (2,144)
   Exploration and development expenditures                                              (11,384)       (7,523)
   Other asset additions                                                                     (15)           --
                                                                                      ----------    ----------
                           Net cash provided by  investing activities                      3,880        62,060
                                                                                      ----------    ----------
Cash flows from financing activities:
   Proceeds from secured credit facilities (pre-petition)                                 19,330            --
   Repayment of secured credit facilities (pre-petition)                                 (21,515)      (66,125)
   Proceeds from secured credit facilities (post-petition)                                37,456            --
   Repayment of secured credit facilities (post-petition)                                (45,459)           --
                                                                                      ----------    ----------
                           Net cash used in financing activities                         (10,188)      (66,125)
                                                                                      ----------    ----------
Net increase  in cash                                                                      8,382         4,670
Cash at beginning of period                                                                3,907         1,024
                                                                                      ----------    ----------
Cash at end of period                                                                 $   12,289    $    5,694
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

                               PETSEC ENERGY INC.
                   (DEBTOR-IN-POSSESSION AS OF APRIL 13, 2000)
                 A WHOLLY-OWNED SUBSIDIARY OF PETSEC ENERGY LTD

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements and footnotes should be read in conjunction with the financial statements and notes thereto included in Petsec Energy Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 1999 and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in this Form 10-Q.

           The financial information for the three and nine-month periods ended September 30, 2000 and 1999 has not been audited. However, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period to conform to the current period's presentations. The results of operations for interim periods are not necessarily indicative of the operating results that may be expected for the full fiscal year.

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

           The Company did not make the $4.75 million interest payment due on December 15, 1999 to the holders of its 9 1/2% senior subordinated notes due June 2007 (the "9 1/2% Notes"). On January 18, 2000, after asking the noteholders to organize, the Company met with an informal subcommittee of the holders of the 9 1/2% Notes in an effort to reach a solution to its financial situation. On June 16, 2000, an agreement was reached among the Company, Petsec (USA) Inc., as equity owner ("PUSA"), certain senior management of the Company, the Official Committee of Unsecured Creditors in the Bankruptcy Case (the "Creditors' Committee) and certain holders of the 9 1/2% Notes. The agreement provides for the sale of the Company or all of its assets and for distribution of the sale proceeds to the Company's creditors, PUSA and certain of the Company's senior management team in the USA. Details of the June 16, 2000 agreement are described in the 8-K current report filed by the Company with the Securities and Exchange Commission on June 19, 2000.

           On June 30, 2000, the Company filed a Plan of Reorganization (the "Plan") and a Disclosure Statement (the Disclosure Statement, and together with the Plan, collectively the "Plan Documents") that incorporates the provisions of the June 16, 2000 agreement. The

           Bankruptcy Court approved the Disclosure Statement on October 13, 2000. The Bankruptcy Court hearing to confirm the Plan of Reorganization is scheduled for November 21, 2000. While the Company expects that the Plan of Reorganization will be confirmed at this hearing, there can be no assurance that this will be the case.

           Consistent with the Plan Documents and the June 16, 2000 agreement, the Company commenced a marketing process to sell the Company or all of its assets. Pursuant to this process the Company has entered into agreements for the sale of substantially all of its assets for approximately $56.8 million. In addition PUSA was the high bidder on certain of the Company's assets, and under the Plan of Reorganization, those assets will remain in the Company. The Plan contemplates that the Company will emerge from Chapter 11 as a reorganized entity, and PUSA will control the Company through the ownership of all of the Company's common stock. PUSA will pay the liquidating trust that will be under the control of the Company's creditors $3.0 million for these assets. These transactions are subject to approval of the Bankruptcy Court at the confirmation hearing on November 21, 2000. An impairment charge of $2.5 million has been recognized during the quarter ended September 30, 2000 on the assets on which PUSA was the high bidder.

           Liquidity Position

           The Company has inadequate capital resources to service its debt and meet anticipated capital requirements necessary to maintain and grow its business over the long term. After filing for bankruptcy protection, the Company entered into a post-petition revolving credit facility with Foothill Capital Corporation ("Foothill"), the Company's pre-petition lender, which was approved by the Bankruptcy Court on June 20, 2000. The revolving facility is for $30 million, subject to monthly borrowing base adjustments, and is expected to provide the Company with sufficient liquidity throughout the Bankruptcy Case although there can be no assurance of this. On November 10, 2000, $20.2 million cash was on hand with no outstanding borrowings under the Foothill facility.

           Secured Credit Facility

           On June 20, 2000, the Company entered into a $30 million revolving credit facility with Foothill. Under the facility, outstanding borrowings accrue interest at the reference rate most recently announced by Wells Fargo Bank N.A., (9.5% per annum as of October 31,
           2000) plus a margin of 2.5% per annum; the default rate is the reference rate plus 6.5%. The Company is also required to pay an unused line fee of 0.5% of the unused amount available for borrowing, a $10,000 per month service charge and certain other fees and expenses. The Company has paid all interest that is presently due.

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

           The Plan of Reorganization contemplates that the 9 1/2% Notes and PUSA subordinated loans will be cancelled when the Plan becomes effective. The holders of the 9 1/2% Notes will receive distributions from the liquidating trust based on the proceeds available from the sale of the Company's assets. PUSA will receive the distribution provided for in the Plan--which begins at 3.375% of the amount otherwise available for distribution to the holders of the 9 1/2% Notes up to $60 million. The percentage available to PUSA increases for recoveries to the holders of the 9 1/2% Notes in excess of $60 million.



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The following discussion is intended to assist in the understanding of Petsec Energy Inc.'s (the "Company") historical financial position and results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999. The Company's unaudited financial statements and notes thereto should be referred to in conjunction with the following discussion.

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

         The Company did not make the $4.75 million interest payment due on December 15, 1999 to the holders of its 9 1/2% senior subordinated notes due June 2007 (the "9 1/2% Notes"). On January 18, 2000, after asking the noteholders to organize, the Company met with an informal subcommittee of the holders of the 9 1/2% Notes in an effort to reach a solution to its financial situation. On June 16, 2000, an agreement was reached among the Company, Petsec
(USA) Inc., as equity owner ("PUSA"), certain senior management of the Company, the Creditors' Committee in the Bankruptcy Case and certain holders of the 9 1/2% Notes. The agreement provides for the sale of the Company or all of its assets and for distribution of the sale proceeds to the Company's creditors, PUSA and certain of the Company's senior management team in the USA. Details of the June 16, 2000 agreement are described in the 8-K current report filed by the Company with the Securities and Exchange Commission on June 19, 2000.

         On June 30, 2000, the Company filed a Plan of Reorganization (the "Plan") and a Disclosure Statement (the Disclosure Statement, and together with the Plan, collectively the "Plan Documents") that incorporates the provisions of the June 16, 2000 agreement. The Disclosure Statement was approved by the Bankruptcy Court on October 13, 2000. A Bankruptcy Court hearing to confirm the Plan of Reorganization is scheduled for November 21, 2000. While the Company expects that the Plan of Reorganization will be confirmed at this hearing, there can be no assurance that this will be the case.

         Consistent with the Plan Documents and the June 16, 2000 agreement, the Company commenced a marketing process to sell the Company or all of its assets. Pursuant to this process the Company has either sold or entered into agreements for the sale of substantially all of its assets, although these sales are subject to approval of the Bankruptcy Court at the confirmation hearing on November 21, 2000. These proposed sales are described below.

SALE TRANSACTIONS

         On August 3, 2000, the Company entered into a purchase and sale agreement with LLOG Exploration Offshore, Inc. ("LLOG") to sell to LLOG effective as of August 1, 2000 all of the Company's interest in six exploratory leases and one producing lease in the Mustang Island area for a cash payment of $6.4 million. Net proved reserves attributable to the Mustang Island 883S producing lease, estimated by Ryder Scott Company, L.P. ("Ryder Scott"), the Company's independent reserve engineering firm, were 0.1 million barrels of oil and 3.2 Bcf of gas as of July 1, 2000. The sale was approved by the Bankruptcy Court and completed on September 25, 2000. The leases subject to the sale cover portions of Mustang Island blocks 748L, 749L, 795L, 797L, 883S, 940S and 941S.

         A purchase and sale agreement was signed with Apache Corporation ("Apache") on October 2, 2000 for the sale of the Company's 50% working interests in Main Pass leases 5, 6, 7, 84, 90, 91, 93, 104 and 105, Grand Isle 45, Ship Shoal leases 192, 193 and 194, South Marsh Island 7, and West Cameron leases 237, 543, 544 and 653. Net proved reserves attributable to these leases, estimated by Ryder Scott were 2.6 million barrels of oil and 22.6 Bcf of gas as of July 1, 2000. The effective date of the sale is October 1, 2000. The sale price is $51.2 million. This sale transaction is subject to approval of the Bankruptcy Court.

         Two purchase and sale agreements were signed with ATP Oil and Gas Corporation on October 2, 2000 ("ATP") in respect of the Company's 100% working interest in the West Cameron 461 lease, on the one hand, and the Company's 100% working interests in the South Marsh Island 189 and 190 leases on the other hand. The purchase prices are $1.6 million and $3.1 million, respectively, each with an effective date of October 1, 2000. Net proved reserves attributable to these leases, estimated by Ryder Scott were 0.6 million barrels of oil and 21.1 Bcf of gas as of July 1, 2000. These sale transactions are subject to approval of the Bankruptcy Court.

         On October 2, 2000, the Company entered into a purchase and sale agreement with Stone Energy Corporation ("Stone") for the sale of the Company's 100% working interest in the South Pelto 22 lease for a purchase price of $0.8 million, with an effective date of June 1, 2000. Net proved reserves attributable to this lease, estimated by Ryder Scott were 0.5 million barrels of oil and 2.3 Bcf of gas as of July 1, 2000. This sale transaction is subject to the approval of the Bankruptcy Court.

         PUSA was the high bidder on certain of the Company's assets, and under the Plan of Reorganization, these assets will remain in the Company. The Plan contemplates that the Company will emerge from Chapter 11 as a reorganized entity, and PUSA will control the Company through the ownership of all of the Company's common stock. The assets that will be retained by the Company are seven exploration leases in which the Company owns a 100% working interest (High Island 33 (one Texas state and one federal lease), High Island 307, High Island 308, Ship Shoal 180, Vermilion 258, West Cameron 145), certain seismic and geological licenses, certain contractual rights, the corporate books, records and tax attributes, and furniture, fixtures and equipment located in Lafayette, Louisiana. PUSA will pay the liquidating trust that will be under the control of the Company's creditors $3,034,000 for these assets. This transaction is subject to approval of the Bankruptcy Court.

         The Apache, ATP, Stone and PUSA transactions will be incorporated into the Plan of Reorganization and will be considered by the Bankruptcy Court at the November 21, 2000 confirmation hearing.

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

GENERAL INFORMATION

         The Company is the wholly owned principal operating subsidiary of Petsec Energy Ltd ("PEL") an Australian public company with ordinary shares listed on the Australian Stock Exchange (symbol: PSA) and American Depositary Receipts ("ADRs") traded under the ticker symbol PSJEE.OB. The results discussed in this report refer only to the Company. PEL's results are filed with the Securities and Exchange Commission separately under Forms 6-K (quarterly) and 20-F (annually). PEL's shareholders and holders of ADRs are advised to refer to these filings for information pertaining to PEL.

         The Company explores for, develops and produces hydrocarbons primarily in state and federal waters in the Gulf of Mexico. A discussion of the Company's operating history is contained in the Company's most recent Annual Report on Form 10-K. The Plan of Reorganization filed with the Bankruptcy Court contemplates the sale to third parties of all of the Company's producing properties and substantially all of the Company's exploration leases. All cash, accounts receivable and the right to receive cash attributable to the period prior to the effective date of the Plan of Reorganization (which is expected to be December 15, 2000) will be transferred into a liquidating trust controlled by the Company's creditors. PUSA participated in the sale process as a buyer, and it is the high bidder on certain of the Company's non-producing assets. These assets will be retained in the Company which, it is expected, will operate as a reorganized entity. The Company has not formulated any business plans relating to the period after the Plan of Reorganization becomes effective.

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

RESULTS OF OPERATIONS

         The following table sets forth certain operating information with respect to the oil and gas operations of the Company.

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30               SEPTEMBER 30
                                                    -----------------------   -----------------------
                                                       2000         1999         2000         1999
                                                    ----------   ----------   ----------   ----------
NET PRODUCTION:
  Gas (MMcf)                                             2,147        1,749        5,510        6,510
  Oil (MBls)                                               165          186          510          637
  Total (Mmcfe)                                          3,137        2,865        8,570       10,332
NET SALES DATA (IN THOUSANDS):
  Gas                                               $    8,161   $    3,717   $   16,708   $   14,680
  Oil                                               $    5,096   $    3,197   $   13,638   $    9,580
  Total                                             $   13,257   $    6,914   $   30,346   $   24,260
AVERAGE SALES PRICE (1):
  Gas (per Mcf)                                     $     3.80   $     2.13   $     3.03   $     2.25
  Oil (per Bbl)                                     $    30.88   $    17.19   $    26.74   $    15.04
  Total (per Mcfe)                                  $     4.23   $     2.41   $     3.54   $     2.35
AVERAGE COSTS (PER MCFE):
  Lease operating expenses                          $     0.90   $     0.58   $     0.66   $     0.50
  Depletion, depreciation, and amortization         $     1.42   $     1.54   $     1.53   $     1.56
  General, administrative and other expenses        $     0.33   $     0.33   $     0.39   $     0.36

(1)   Includes effects of hedging activities


         GENERAL. During the three months ended September 30, 2000, the Company sold all of its interests in the Mustang Island 748L, 749L, 795L, 797L, 883S, 940S, and 941S leases for $6.4 million effective August 1, 2000. The sale was completed on September 25, 2000 and resulted in a gain of $3.2 million. In addition to this sale, during the nine months ended September 30, 2000, the Company sold all of its interests in West Delta 112/113, West Cameron 515/516/526 and Vermilion 34/47 for $8.9 million, net of closing adjustments, effective February 1, 2000. The sale was completed on April 11, 2000 and resulted in a gain of $0.6 million.

         OIL AND GAS REVENUES. Oil and gas revenues for the three months ended September 30, 2000 were $13.3 million, an increase of $6.4 million, or 93%, from $6.9 million for the comparable period in 1999. A 23% increase in gas production coupled with a 78% increase in gas prices, resulted in a $4.4 million increase in gas revenues. An 11% decrease in oil production offset by an 80% increase in oil prices resulted in a $1.9 million increase in oil revenues.

         Oil and gas revenues for the nine-month period ended September 30, 2000 were $30.3 million, an increase of $6.0 million, or 25% over $24.3 million for the comparable period in 1999. Oil production in the nine months to September 30, 2000 decreased 20% and gas production decreased 15% from the comparable 1999 period. The average realized price of oil increased by 78% and gas increased by 35%.

         For the three months ended September 30, 2000, the average realized gas price was $3.80 per Mcf, or 9% below the $4.16 per Mcf average gas price before hedging. Hedging activities resulted in a $0.8 million decrease in gas revenues. There were no oil hedging contracts in place during the quarter. For the comparable period in 1999 the average realized gas price was $2.13 per Mcf, or 13% below the $2.44 per Mcf average gas price before hedging. In the same period the average realized oil price was $17.19, or 13% below the $19.82 per Bbl average oil price before hedging. Hedging activities resulted in a $1.0 million decrease in oil and gas revenues for the three-month period ended September 30, 1999.

         For the nine months ended September 30, 2000, the average realized gas price was $3.03 per Mcf, or 11% below the $3.42 per Mcf average gas price before hedging. Over the same period, the average realized oil price was $26.74 per Bbl, or 8% below the $29.08 per Bbl average oil price before hedging. Hedging activities resulted in a $3.3 million decrease in oil and gas revenues for the nine-month period ended September 30, 2000. For the comparable period in 1999, the average realized gas price was $2.25 per Mcf, or 13% above the $1.99 per Mcf average gas price before hedging. In the same period the average realized oil price was $15.04, or $0.01 below the $15.05 per Bbl average oil price before hedging. Hedging activities resulted in a $1.7 million increase in oil and gas revenues for the nine-month period ended September 30, 1999.

         LEASE OPERATING EXPENSES (including production taxes). Lease operating expenses increased 65% to $2.8 million for the three months ended September 30, 2000, from $1.7 million for the three months ended September 30, 1999. Lease operating expenses per Mcfe increased from $0.58 for the comparable period in 1999 to $0.90 for the three months ended September 30, 2000 as a result of higher workover costs.

         Lease operating expenses for the nine-month period ended September 30, 2000 were $5.7 million, an increase of 10% from the corresponding period in 1999. Lease operating expenses per Mcfe increased from $0.50 for the comparable period in 1999 to $0.66 for the nine-month period to September 30, 2000 due to higher workover costs and production decline.

         DEPLETION, DEPRECIATION AND AMORTIZATION ("DD&A"). DD&A expense of $4.4 million for the three months ended September 30, 2000, was in line with the same period in 1999. Consistent with an increase in production, the unit rate decreased to $1.42 per Mcfe for the three months ended September 30, 2000 from $1.54 per Mcfe for the same period in 1999.

         DD&A expense for the nine-month period ended September 30, 2000 decreased 19% to $13 1 million from $16.2 million for the corresponding period in 1999. The depletion rate per unit of $1.53 per Mcfe for the nine-month period ended September 30, 2000 decreased slightly from $1.56 per Mcfe for the corresponding period in 1999.

         EXPLORATION EXPENDITURES. Seismic, geological and geophysical expenditures of $42,000 were expensed during the quarter, a decrease of $0.5 million from the comparable period in 1999.

         Exploration expenditures for the nine months ended September 30, 2000 were $0.6 million, a decrease of $1.9 million over the comparable period in 1999.

         ABANDONMENTS AND IMPAIRMENTS. A $2.5 million impairment charge was recorded in the third quarter of 2000 on five unproved leases. An abandonment charge of $0.9 million was recorded in the first quarter of 1999 for the write-off of the West Cameron 480 and 462 leases and a charge of $0.1 million was recorded in the third quarter of 1999 for the plugging and abandonment of the West Cameron 542 B-1 well.

         INTEREST EXPENSE. Interest expense decreased $2.7 million, or 81% to $0.6 million for the three months ended September 30, 2000, from $3.3 million for the same period in 1999.

         For the nine months ended September 30, 2000, interest expense was $5.3 million compared to interest expense of $10.2 million during the same period in 1999 primarily due to the automatic stay as a result of the bankruptcy filing. Contractual interest for the three and nine month periods ended September 30, 2000 would have been $3.8 million and $11.2 million, respectively.

         GENERAL, ADMINISTRATIVE AND STOCK COMPENSATION EXPENSE. General, administrative and stock compensation expense increased $0.1 million, or 9%, to $1.0 million for the three months ended September 30, 2000 from the comparable period in 1999. On a per Mcfe basis, the rate was $0.33 per Mcfe for both periods.

         For the nine-month period ended September 30, 2000, the general, administrative and stock compensation expense decreased $0.3 million to $3.4 million from $3.7 million for the comparable period in 1999. On a per Mcfe basis, the rate increased from $0.36 per Mcfe for the nine-month period ended September 30, 1999 to $0.39 per Mcfe for the comparable period in 2000 due to production decline.

         ADVICE ON LIQUIDITY SOLUTIONS. For the three-month period ended September 30, 2000, professional services for advice on the Company's liquidity problems were $0.9 million.

         For the nine-month period ended September 30, 2000, professional services for advice on the Company's liquidity problems was $2.7 million.

         NET INCOME (LOSS). Net income of $4.5 million was recorded for the three months ended September 30, 2000, an increase of $8.3 million from the net loss of $3.8 million for the comparable period in 1999. Net income for the nine months ended September 30, 2000 was $1.6 million, an improvement of $16.1 million over the comparable 1999 period.


LIQUIDITY AND CAPITAL RESOURCES


Liquidity Position

         The Company has inadequate capital resources to service its debt and meet anticipated capital requirements necessary to maintain and grow its business over the long term. After filing for bankruptcy protection, the Company entered into a post-petition revolving credit facility with Foothill Capital Corporation ("Foothill"), the Company's pre-petition lender, to provide liquidity during the pendency of the Bankruptcy Case. The revolving credit facility is for $30 million, subject to monthly borrowing base adjustments. At September 30, 2000, there were no borrowings outstanding on the facility. The credit facility will terminate once the Plan of Reorganization is consummated.

         The Company does not presently have adequate capital resources on hand to fund future operations assuming that the Bankruptcy Court approves the PUSA transactions at the confirmation hearing, and the Company continues in operation as a reorganized entity. It is expected that the Company will be capitalized by its ultimate parent, PEL, but the level of funding the Company will receive is not known to the Company.


Cash Flow

         The following table represents cash flow data for the Company for the periods indicated:


                                                                 Nine Months Ended
                                                                   September 30,
                                                           ----------------------------
                                                                  (in thousands)
                                                             2000                1999
                                                           --------            --------
    Cash flow data

         Net cash provided by operating activities         $ 14,690            $  8,735
         Net cash provided by investing activities            3,880              62,060
         Net cash used in financing activities              (10,188)            (66,125)

         The increase in cash provided by operating activities from 1999 to 2000 is due primarily to higher oil and gas prices and lower interest costs paid in 2000. Cash provided by operating activities in both years was impacted by working capital changes. Cash provided by operating activities before working capital changes in 2000 and 1999 was $15.7 million and $3.3 million, respectively.

         The cash provided by investing activities in 2000 resulted from the receipt of net proceeds from the sales of certain oil and gas assets net of expenditures on oil and gas exploration and development activities. The cash provided by investing activities in 1999 was due primarily to the receipt of proceeds from the sale of a 50% working interest in certain assets to Apache Corporation.

         The cash movements in financing activities in 2000 and 1999 consisted of repayments and borrowings under the secured credit facilities.


Capital Expenditures

         During the three-month period ended September 30, 2000, the Company spent $2.9 million in capital and exploration expenditures, and in the nine months ended September 30, 2000 spent $11.4 million. In the comparable periods in 1999, the Company spent $1.8 million and $9.7 million, respectively.

         To meet anticipated capital requirements during the pendency of the Bankruptcy Case, the Company has obtained post-petition credit from Foothill, which was approved by the Bankruptcy Court on June 20, 2000. See the foregoing discussion in this "Liquidity and Capital Resources" section of this Form 10-Q.


Secured Credit Facility

         On June 20, 2000, the Company entered into a $30 million revolving credit facility with Foothill. Under the facility, outstanding borrowings accrue interest at the reference rate most recently announced by Wells Fargo Bank N.A., (9.5% per annum as of October 31, 2000) plus a margin of 2.5% per annum; the default rate is the reference rate plus 6.5%. The Company is also required to pay an unused line fee of 0.5% of the unused amount available for borrowing, a $10,000 per month service charge and certain other fees and expenses. The Company has paid all interest that is presently due. This credit facility will terminate once the Plan of Reorganization is consummated.


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

         The Plan of Reorganization contemplates that this indebtedness will be cancelled when the Plan becomes effective. The bondholders will receive distributions from the liquidating trust based on the proceeds available from the sale of the Company's assets.


Subordinate Loans from PUSA

         PEL, indirectly through PUSA, made an initial cash investment of $11.4 million in the Company and subsequently increased this investment with advances of $18.5 million from an Australian offering of Ordinary Shares in September 1995 and $31.0 million out of the net proceeds from a U.S. offering of ADRs in July 1996.

         Funds advanced by PUSA historically have been provided substantially in the form of subordinated loans denominated in Australian and US dollars. These loans are subordinated to the payment of both the Foothill credit facility and the 9 1/2% Notes. The biannual interest payments on these loans were not paid in January and July, 2000, and as a result of the Chapter 11 filing, interest has ceased to be accrued as of April 13, 2000. The loans from PUSA do not have mandatory principal payments due until December 31, 2007. Any payments or distributions made by the Company to PEL and PUSA have been for reimbursement of direct expenses incurred in connection with the Company's operations and interest under the subordinated loans. Neither PEL nor PUSA has any commitments to make any further loan advances to the Company.

         The Plan of Reorganization contemplates that this indebtedness will be cancelled. PUSA will receive the distribution provided for in the Plan--which begins at 3.375% of the amount otherwise available for distribution to the holders of the 9 1/2% Notes up to $60 million. The percentage available to PUSA increases for recoveries to the holders of the 9 1/2% Notes in excess of $60 million.


NEW ACCOUNTING PRONOUNCEMENT

         In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (Statement 133), "Accounting for Derivative Instruments and Hedging Activities". Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that all derivatives be recognized as either assets or liabilities in the balance sheet and measured at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. If certain conditions are met, a derivative may be specifically designated as a "fair value hedge," "cash flow hedge," or a hedge of the foreign currency exposure of a net investment in a foreign operation. Statement 133 amends and supersedes a number of existing Statements of Financial Accounting Standards, and nullifies or modifies the consensus reached in a number of issues addressed by the Emerging Issues Task Force. Statement 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of Statement 133 on January 1, 2001 is not expected to have a material effect on the Company's financial position or results of operations.

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


Exhibits

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




                                            Petsec Energy Inc.

  November 14, 2000                         By:  /s/  Ross A. Keogh


                                            ------------------------------------
                                            Ross A. Keogh
                                            Director, Vice President--Chief
                                               Financial Officer, and Treasurer
                                            (Principal Financial and Accounting
                                               Officer)






  November 14, 2000                         By:  /s/  James E. Slatten, III


                                            ------------------------------------
                                            James E. Slatten, III
                                            Director, Vice President--Land and
                                               Legal, and Secretary
                                            (Duly Authorized Officer)

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER          DESCRIPTION
  -------         -----------
     27           Financial Data Schedule